Form 10-Q
period 2008-12-31
CARDIOVASCULAR SYSTEMS INC
filed 2009-02-13
CIK 1222929

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008
Commission File No. 000-53478

CARDIOVASCULAR SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Minnesota	No. 41-1698056
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)
651 Campus Drive
St. Paul, Minnesota 55112-3495
(Address of Principal Executive Offices)
Registrant’s telephone number (651) 259-1600

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐ NO ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting Company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).           YES ☐      NO ☑
The number of shares outstanding of the registrant’s common stock as of February 10, 2009 was: Common Stock, no par value per share, 7,815,913 shares.

Cardiovascular Systems, Inc.
Consolidated Financial Statements

PART I. — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Cardiovascular Systems, Inc.
Consolidated Balance Sheets
(Dollars in Thousands, except per share and share amounts)
(Unaudited)

	December 31,	June 30,
	2008	2008
ASSETS
Current assets
Cash and cash equivalents	$6,370	$7,595
Accounts receivable, net	7,351	4,897
Inventories	3,072	3,776
Prepaid expenses and other current assets	1,757	1,936

Total current assets	18,550	18,204
Auction rate securities put option	2,700	—
Investments, trading	19,500	—
Investments, available-for-sale	—	21,733
Property and equipment, net	1,291	1,041
Patents, net	1,163	980

Total assets	$43,204	$41,958

LIABILITIES AND SHAREHOLDERS’ (DEFICIENCY) EQUITY
Current liabilities
Current maturities of long-term debt	$27,821	$11,888
Accounts payable	4,188	5,851
Accrued expenses	5,242	3,467
Deferred revenue	—	116

Total current liabilities	37,251	21,322

Long-term liabilities
Long-term debt, net of current maturities	2,100	—
Redeemable convertible preferred stock warrants	4,226	3,986
Deferred rent	100	100

Total long-term liabilities	6,426	4,086

Total liabilities	43,677	25,408

Commitments and contingencies
Series A redeemable convertible preferred stock, no par value; authorized 5,400,000 shares, issued and outstanding 4,737,561 at December 31, 2008 and June 30, 2008; aggregate liquidation value $32,334 and $31,230 at December 31, 2008 and June 30, 2008, respectively	52,776	51,213
Series A-1 redeemable convertible preferred stock, no par value; authorized 2,188,425 shares at December 31, 2008 and June 30, 2008; issued and outstanding 2,188,425 at December 31, 2008 and June 30, 2008; aggregate liquidation value $20,623 and $19,862 at December 31, 2008 and June 30, 2008, respectively	24,379	23,657
Series B redeemable convertible preferred stock, no par value; authorized 2,162,162 shares, issued and outstanding 2,162,150 at December 31, 2008 and June 30, 2008; aggregate liquidation value $21,689 and $20,871 at December 31, 2008 and June 30, 2008, respectively	24,084	23,372
Shareholders’ (deficiency) equity
Common stock, no par value; authorized 70,000,000 common shares and 5,000,000 undesignated shares at December 31, 2008 and June 30, 2008; issued and outstanding 7,815,413 and 7,575,206 at December 31, 2008 and June 30, 2008, respectively	39,869	35,933
Common stock warrants	2,152	680
Accumulated deficit	(143,733)	(118,305)

Total shareholders’ (deficiency) equity	(101,712)	(81,692)

Total liabilities and shareholders’ (deficiency) equity	$43,204	$41,958

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cardiovascular Systems, Inc.
Consolidated Statements of Operations
(Dollars in thousands, except per share and share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Revenues	$14,004	$4,631	$25,650	$4,631
Cost of goods sold	4,153	2,193	8,034	2,732

Gross profit	9,851	2,438	17,616	1,899

Expenses
Selling, general and administrative	14,949	9,629	31,373	13,181
Research and development	3,469	2,996	8,424	6,324

Total expenses	18,418	12,625	39,797	19,505

Loss from operations	(8,567)	(10,187)	(22,181)	(17,606)
Other (expense) income
Interest expense	(799)	—	(1,026)	(216)
Interest income	2,867	419	3,009	613
Impairment on investments	(2,233)	—	(2,233)	—

Total other (expense) income	(165)	419	(250)	397

Net loss	(8,732)	(9,768)	(22,431)	(17,209)
Accretion of redeemable convertible preferred stock	(2,997)	(353)	(2,997)	(5,206)

Net loss available to common shareholders	$(11,729)	$(10,121)	$(25,428)	$(22,415)

Loss per common share:
Basic and diluted	$(1.51)	$(1.56)	$(3.29)	$(3.50)

Weighted average common shares used in computation:
Basic and diluted	7,756,147	6,508,541	7,724,197	6,400,027

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cardiovascular Systems, Inc.
Consolidated Statements of Changes in Shareholders’ (Deficiency) Equity and
Comprehensive (Loss) Income
(Dollars in thousands, except per share and share amounts)
(Unaudited)

					Accumulated
					Other
	Common Stock			Accumulated	Comprehensive		Comprehensive
	Shares	Amount	Warrants	Deficit	(Loss) Income	Total	(Loss) Income
Balances at June 30, 2007	6,267,454	26,054	1,366	(59,716)	(7)	(32,303)	$(15,603)

Issuance of restricted stock awards	840,138	1,152				1,152
Forfeiture of restricted stock awards	(27,834)					—
Exercise of stock options and warrants at $1.00 — $8.00 per share	495,448	2,382	(570)			1,812
Expiration of warrants		116	(116)			—
Accretion of redeemable convertible preferred stock				(19,422)		(19,422)
Stock-based compensation		6,229				6,229
Unrealized gain on investments					7	7	$7

Net loss				(39,167)		(39,167)	(39,167)

Balances at June 30, 2008	7,575,206	$35,933	$680	$(118,305)	$—	$(81,692)	$(39,161)

Issuance of restricted stock awards	219,682	2,724				2,724
Forfeiture of restricted stock awards	(76,650)	(260)				(260)
Exercise of stock options and warrants at $5.00-$5.71 per share	97,175	640	(266)			374
Issuance of common stock warrants			1,814			1,814
Expiration of Warrants		76	(76)
Accretion of redeemable convertible preferred stock				(2,997)		(2,997)
Stock-based compensation		756				756
Net loss				(22,431)		(22,431)	(22,431)

Balances at December 31, 2008	7,815,413	$39,869	$2,152	$(143,733)	$—	$(101,712)	$(22,431)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Consolidated Statements Cash Flows
(Dollars in thousands, except per share and share amounts)
(Unaudited)

	Six Months Ended
	December 31,
	2008	2007
Cash flows from operating activities
Net loss	$(22,431)	$(17,209)
Adjustments to reconcile net loss to net cash used in operations
Depreciation and amortization of property and equipment	178	104
Provision for doubtful accounts	85	58
Amortization of patents	18	28
Change in carrying value of the convertible preferred stock warrants	165	216
Amortization of debt discount	551	—
Stock-based compensation	3,220	4,946
Amortization of discount on investments	—	(45)
Impairment on investments	2,233	—
Gain on auction rate securities put option	(2,700)	—
Changes in assets and liabilities
Accounts receivable	(2,539)	(2,052)
Inventories	704	(1,978)
Prepaid expenses and other current assets	149	(1,066)
Accounts payable	(1,680)	236
Accrued expenses and deferred rent	1,822	310
Deferred revenue	(116)	1,132

Net cash used in operations	(20,341)	(15,320)

Cash flows from investing activities
Expenditures for property and equipment	(428)	(438)
Purchases of investments	—	(27,319)
Sales of investments	—	10,774
Costs incurred in connection with patents	(201)	(138)

Net cash used in investing activities	(629)	(17,121)

Cash flows from financing activities
Proceeds from sale of redeemable convertible preferred stock	—	30,296
Payment of offering costs	—	(34)
Issuance of common stock warrants	1,814	—
Issuance of convertible preferred stock warrants	75	—
Exercise of stock options and warrants	374	1,359
Proceeds from long-term debt	17,893	—
Payments on long-term debt	(411)	—

Net cash provided by financing activities	19,745	31,621

Net decrease in cash and cash equivalents	(1,225)	(820)
Cash and cash equivalents
Beginning of period	7,595	7,908

End of period	$6,370	$7,088

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARDIOVASCULAR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(For the three and six months ended December 31, 2008 and 2007)
(dollars in thousands, except per share and share amounts)
(unaudited)
1. Business Overview
Company Description
     Cardiovascular Systems, Inc. (the “Company”) was incorporated on February 28, 1989, to develop, manufacture and market devices for the treatment of vascular diseases. The Company has completed a pivotal clinical trial in the United States to demonstrate the safety and efficacy of the Company’s Diamondback 360° orbital atherectomy system in treating peripheral arterial disease. On August 30, 2007, the U.S. Food and Drug Administration, or FDA, granted the Company 510(k) clearance to market the Diamondback 360° for the treatment of peripheral arterial disease. The Company commenced a limited commercial introduction of the Diamondback 360° in the United States in September 2007. During the quarter ended March 31, 2008, the Company began its full commercial launch of the Diamondback 360°.
     For the fiscal year ended June 30, 2007, the Company was considered a “development stage enterprise” as prescribed in Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises. During that time, the Company’s major emphasis was on planning, research and development, recruitment and development of a management and technical staff, and raising capital. The Company no longer considers itself a development stage enterprise as these development stage activities were completed prior to the first quarter of fiscal 2008. The Company’s management team, organizational structure and distribution channel are in place. The Company’s primary focus is on the sale and commercialization of its current product to end user customers.
     The Company, Replidyne, Inc., and Responder Merger Sub, Inc., a Minnesota corporation and wholly owned subsidiary of Replidyne, have entered into an Agreement and Plan of Merger dated as of November 3, 2008. Pursuant to the merger agreement, on the terms and conditions set forth therein, Responder Merger Sub, Inc. will be merged with and into the Company, with the Company surviving the merger as a wholly owned subsidiary of Replidyne. See Note 12 for further information.
2. Summary of Significant Accounting Policies
Principles of Consolidation
     The consolidated balance sheets, statements of operations, changes in shareholders’ (deficiency) equity and comprehensive (loss) income, and cash flows include the accounts of the Company and its wholly owned inactive Netherlands subsidiary, SCS B.V., after elimination of all significant intercompany transactions and accounts. SCS B.V. was formed for the purpose of conducting human trials and the development of production facilities. Operations of the subsidiary ceased in fiscal 2002; accordingly, there are no assets or liabilities included in the consolidated financial statements related to SCS B.V.
Interim Financial Statements
     The Company has prepared the unaudited interim consolidated financial statements and related unaudited financial information in the footnotes in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. The year end consolidated balance sheet was derived from audited consolidated financial statements, but does not include all disclosures as required by accounting principles generally accepted in the United States of America. These interim consolidated financial statements reflect all adjustments consisting of normal recurring accruals, which, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position, the results of its operations and its cash flows for the interim periods. These interim consolidated financial statements should be read in conjunction with the consolidated annual financial statements and the notes thereto included in the Company’s Form 10 filed with the SEC on December 17, 2008. The nature of the Company’s business is such that the results of any interim period may not be indicative of the results to be expected for the entire year.

CARDIOVASCULAR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(For the three and six months ended December 31, 2008 and 2007)
(dollars in thousands, except per share and share amounts)
(unaudited)
Concentration of Credit Risk
     Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of cash and cash equivalents, investments and accounts receivable. The Company maintains its cash and cash equivalent balances primarily with two financial institutions. At times, these balances exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk in cash and cash equivalents.
Fair Value of Financial Instruments
     Effective July 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which provides a framework for measuring fair value under Generally Accepted Accounting Principles and expands disclosures about fair value measurements. In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which provides a one-year deferral on the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at least annually. Therefore, the Company has adopted the provisions of SFAS No. 157 with respect to financial assets and financial liabilities only.
     SFAS 157 classifies these inputs into the following hierarchy:
          Level 1 Inputs — quoted prices in active markets for identical assets and liabilities
          Level 2 Inputs — observable inputs other than quoted prices in active markets for identical assets and liabilities
          Level 3 Inputs — unobservable inputs
          The following table sets forth the fair value of the Company’s auction rate securities that were measured on a recurring basis as of December 31, 2008. Assets are measured on a recurring basis if they are remeasured at least annually:

	Level 3
			Auction Rate
	Available-for-	Trading	Securities Put
	Sale Securities	Securities	Option

Balance at June 30, 2008	$21,733	$—	$—
Transfer to trading securities	(21,733)	21,733	—
Unrealized loss on investments not previously recognized in earnings	—	(343)	—
Gain on auction rate securities put option	—	—	2,700
Impairment on investments	—	(1,890)	—

Balance at December 31, 2008	$—	$19,500	$2,700

     As of December 31, 2008, the Company believes that the carrying amounts of its other financial instruments, including accounts payable and accrued liabilities approximate their fair value due to the short-term maturities of these instruments.
Use of Estimates
     The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Revenue Recognition
     The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition and Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Revenue is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) shipment of all components has occurred or delivery of all components has occurred if the terms specify that title and risk of loss pass when products reach their destination; (3) the sales price is fixed or determinable; and (4) collectability is reasonably assured. The Company has no additional post-shipment or other contractual obligations or performance requirements and does not provide any credits or other pricing adjustments affecting revenue recognition once those criteria

CARDIOVASCULAR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(For the three and six months ended December 31, 2008 and 2007)
(dollars in thousands, except per share and share amounts)
(unaudited)
have been met. The customer has no right of return on any component once these criteria have been met. Payment terms are generally set at 30 days.
     The Company derives its revenue through the sale of the Diamondback 360°, which includes single-use catheters, guidewires and control units used in the atherectomy procedure. Initial orders from all new customers require the customer to purchase the entire Diamondback 360° system, which includes multiple single-use catheters and guidewires and one control unit. Due to delays in the final FDA clearance of a new control unit and early production constraints of the new control unit, the Company was not able to deliver all components of the initial order for some transactions. For these initial orders, the Company shipped and billed only for the single-use catheters and guidewires. In addition, the Company sent an older version of its control unit as a loaner unit with the customer’s expectation that the Company would deliver and bill for a new control unit once it became available. As the Company had not delivered each of the individual components to all customers, the Company had deferred the revenue for the entire amount billed for single-use catheters and guidewires shipped to the customers that had not received the new control unit. Those billings totaled $116 at June 30, 2008, which amount had been deferred until the new control units were delivered during the six months ended December 31, 2008. After the initial order, customers are not required to purchase any additional disposable products from the Company. Once the Company had delivered the new control unit to a customer, the Company recognized revenue that was previously deferred and revenue for subsequent reorders of single-use catheters, guidewires and additional new control units when the criteria of SAB No. 104 are met.
     The legal title and risk of loss of each of Diamondback 360° components, consisting of disposable catheters, disposable guidewires, and a control unit, along with supplemental products, are transferred to the customer based on the shipping terms. Many initial shipments to customers included a loaner control unit, which the Company provided, until the new control unit received clearance from the FDA and was subsequently available for sale. The loaner control units were Company-owned property and the Company maintained legal title to these units.
     Costs related to products delivered are recognized when the legal title and risk of loss of individual components are transferred to the customer based on the shipping terms. At December 31, 2008 and June 30, 2008, the legal title and risk of loss of each disposable component had transferred to the customer and the Company has no future economic benefit in these disposables. As a result, the cost of goods sold related to these disposable units has been recorded during the three and six months ended December 31, 2008 and December 31, 2007.
Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop these assumptions. On February 12, 2008, the FASB issued FASB Staff Position, or FSP, FAS 157-2, Effective Date of FASB Statement No. 157, or FSP FAS 157-2. FSP FAS 157-2 defers the implementation of SFAS No. 157 for certain nonfinancial assets and nonfinancial liabilities. The portion of SFAS No. 157 that has been deferred by FSP FAS 157-2 will be effective for the Company beginning in the first quarter of fiscal year 2010. SFAS No. 157 was adopted for financial assets and liabilities on July 1, 2008 and did not have a material impact on the Company’s financial position or consolidated results of operations during the six months ended December 31, 2008.
     In October 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active. FSP SFAS No. 157-3 clarifies the application of SFAS No. 157, which the Company adopted for financial assets and liabilities on July 1, 2008, in situations where the market is not active. The Company has considered the guidance provided by FSP SFAS No. 157-3 in its determination of estimated fair values as of December 31, 2008.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 was adopted on July 1, 2008 and did not have a material impact on the Company’s financial position or consolidated results of operations during the six months ended December 31, 2008, except that the acceptance of the rights offer from UBS, as described in Note 4, resulted in a put option with a fair value of $2,700.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. The revised standards continue

CARDIOVASCULAR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(For the three and six months ended December 31, 2008 and 2007)
(dollars in thousands, except per share and share amounts)
(unaudited)
the movement toward the greater use of fair values in financial reporting. SFAS 141(R) will significantly change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods including the accounting for contingent consideration. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141(R) and SFAS 160 are effective for fiscal years beginning on or after December 15, 2008 with SFAS 141(R) to be applied prospectively while SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. Early adoption is prohibited for both standards. The Company is currently evaluating the impact of these statements, but expects that the adoption of SFAS No. 141(R) will have a material impact on how the Company will identify, negotiate, and value any future acquisitions and a material impact on how an acquisition will affect its consolidated financial statements, and that SFAS No. 160 will not have a material impact on its financial position or consolidated results of operations.
3. Going Concern
     The Company’s consolidated financial statements have been prepared on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had cash and cash equivalents of $6,370 at December 31, 2008. During the six months ended December 31, 2008, net cash used in operations amounted to $20,341. As of December 31, 2008, the Company had an accumulated deficit of $143,733. The Company has incurred negative cash flows and losses since inception. In addition, in February 2008, the Company was notified that recent conditions in the global credit markets have caused insufficient demand for auction rate securities, resulting in failed auctions for $23,000 of the Company’s auction rate securities held at December 31, 2008. These securities are currently not liquid, as the Company has an inability to sell the securities due to continued failed auctions.
     On March 28, 2008, the Company obtained a margin loan from UBS Financial Services, Inc., the entity through which it originally purchased the auction rate securities, for up to $12,000, with a floating interest rate equal to 30-day LIBOR, plus 0.25%. The loan was secured by the $23,000 par value of the Company’s auction rate securities. The maximum borrowing amount was not set forth in the written agreement for the loan and may have been adjusted from time to time by UBS Financial Services at its discretion. The loan was due on demand and UBS Financial Services may have required the Company to repay it in full from any loan or financing arrangement or a public equity offering. The margin requirements were determined by UBS Financial Services but were not included in the written loan agreement and were therefore subject to change. As of June 30, 2008, the margin requirements provided that UBS Financial Services would require a margin call on this loan if at any time the outstanding borrowings, including interest, exceeded $12,000 or 75% of UBS Financial Service’s estimate of the fair value of the Company’s auction rate securities. If these margin requirements were not maintained, UBS Financial Services may have required the Company to make a loan payment in an amount necessary to comply with the applicable margin requirements or demand repayment of the entire outstanding balance. As of June 30, 2008, the Company maintained these margin requirements. See Note 5 for a description of the replacement of this loan and the additional loan and security agreement entered into with Silicon Valley Bank.
     Based on current operating levels, combined with limited capital resources, financing the Company’s operations will require that the Company either complete the merger with Replidyne or raise additional equity or debt capital prior to or during the quarter ending September 30, 2009. If the merger is not consummated or the Company fails to raise sufficient equity or debt capital, management would implement cost reduction measures, including workforce reductions, as well as reductions in overhead costs and capital expenditures. There can be no assurance that these sources will provide sufficient cash flows to enable the Company to continue as a going concern. Apart from the merger agreement with Replidyne, the Company currently has no commitments for additional financing and may experience difficulty in obtaining additional financing on favorable terms, if at all. All of these factors raise substantial doubt about the Company’s ability to continue as a going concern.

CARDIOVASCULAR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(For the three and six months ended December 31, 2008 and 2007)
(dollars in thousands, except per share and share amounts)
(unaudited)
4. Selected Consolidated Financial Statement Information
Inventories
     Inventories are stated at the lower of cost or market with cost determined on a first-in, first-out (“FIFO”) method of valuation. The establishment of inventory allowances for excess and obsolete inventories is based on estimated exposure on specific inventory items.
     At December 31, 2008, and June 30, 2008, respectively, inventories were comprised of the following:

	December 31,	June 30,
	2008	2008
Inventories
Raw materials	$1,551	$2,338
Work in process	174	117
Finished goods	1,347	1,321

	$3,072	$3,776

Investments
     The Company’s investments consist solely of auction rate securities (ARS). ARS were previously classified as short-term based on their liquid nature. ARS had certain economic characteristics of short-term investments due to a rate-setting mechanism and the ability to sell them through a Dutch auction process that occurred at pre-determined intervals of less than one year.
     The Company’s ARS are AAA rated and issued primarily by state agencies and backed by student loans substantially guaranteed by the Federal Family Education Loan Program (FFELP). The federal government insures loans in the FFELP so that lenders are reimbursed at least 97% of the loan’s outstanding principal and accrued interest if a borrower defaults. Approximately 99.2% of the par value of the Company’s ARS are supported by student loan assets that are guaranteed by the federal government under the FFELP.
     The Company’s ARS are debt instruments with a long-term maturity and with an interest rate that is reset in short intervals, primarily every 28 days, through auctions. Conditions in the global credit markets have prevented the Company from liquidating its holdings of ARS because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed by the issuer or they mature.
     In February 2008, the Company was informed that there was insufficient demand for ARS, resulting in failed auctions for $23,000 of the Company’s ARS held at June 30, 2008. Currently, these affected securities are not liquid and will not become liquid until a future auction for these investments is successful or they are redeemed by the issuer or they mature. As a result, at December 31, 2008 and at June 30, 2008, the Company has classified the fair value of the ARS as a long-term asset. Interest rates on all failed ARS were reset to a temporary predetermined “penalty” or “maximum” rate. These maximum rates are generally limited to a maximum amount payable over a 12 month period equal to a rate based on the trailing 12-month average of 90-day treasury bills, plus 120 basis points. These maximum allowable rates range from 2.7% to 4.0% of par value per year.
     The Company has collected all interest due on its ARS and has no reason to believe that it will not collect all interest due in the future. The Company expects to receive the principal associated with its ARS upon the earlier of a successful auction, their redemption by the issuer or their maturity. All ARS held by the Company continue to be AAA rated subsequent to the failed auctions that began in February 2008.
     At December 31, 2008, the Company concluded that no weight should be given to the value indicated by the secondary markets for student loan backed ARS similar to those the Company holds because these markets have very low transaction volumes and consist primarily of private transactions with minimal disclosure and transactions may not be representative of the actions of typically-motivated buyers and sellers and the Company does not currently intend to sell in the secondary markets. However, the Company did consider the secondary markets for certain mortgage-backed securities to estimate the market yields attributable to the Company’s ARS, but determined that these secondary markets do not provide a sufficient basis of comparison for the ARS that the Company holds and, accordingly, attributed no weight to the values of these mortgage-backed securities indicated by the secondary markets.
     At December 31, 2008, the Company concluded that no weight should be given to the likelihood and potential timing of issuers of the ARS exercising their redemption rights at par value based on low issuer call activity, so the Company attributed a weight of 100.0% to estimates of present value of the ARS based upon expected cash flows. The attribution of weights to the valuation factors required the exercise of valuation judgment. The selection of a weight of 100.0% attributed to the present value of the ARS based upon expected cash flows reflects the expectation that no certainty exists regarding how the ARS will be eventually converted to cash and this methodology represents the fair value today of a future conversion of the ARS to cash. To derive estimates of the present value of the ARS based upon expected cash flows, the Company used the securities’ expected annual interest payments, ranging from 1.3% to 5.3% of par value, representing estimated maximum annual rates under the governing documents of the ARS; annual market interest rates, ranging from 5.2% to 6.4%, based on observed traded, state sponsored, taxable certificates rated AAA or lower and issued between December 1 and December 30, 2008; certain mortgage-backed securities and indices; and a range of expected terms to liquidity.

CARDIOVASCULAR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(For the three and six months ended December 31, 2008 and 2007)
(dollars in thousands, except per share and share amounts)
(unaudited)
     The Company’s weighting of the valuation methods as of December 31, 2008 indicates an implied term to liquidity of approximately five years. The implied term to liquidity of approximately five years is a result of considering a range in possible timing of the various scenarios that would allow a holder of the ARS to convert the ARS to cash ranging from zero to ten years, with the highest probability assigned to five years. From mid-September 2008, UBS began to provide loans at no net cost to its clients for the par value of their ARS holdings. In addition, UBS has also committed to provide liquidity solutions to institutional investors and has agreed to purchase all or any of a remaining $10.3 billion in ARS at par value from its institutional clients beginning June 30, 2010. The value of these rights were not included in the fair value of the Company’s ARS but rather recognized as a free standing asset separate from the ARS.
     On November 7, 2008, the Company accepted an offer from UBS AG (“UBS”), providing rights related to the Company’s ARS (the “Rights”). The Rights permit the Company to require UBS to purchase the Company’s ARS at par value, which is defined for this purpose as the liquidation preference of the ARS plus accrued but unpaid dividends or interest, at any time during the period of June 30, 2010 through July 2, 2012. Conversely, UBS has the right, in its discretion, to purchase or sell the Company’s ARS at any time until July 2, 2012, so long as the Company receives payment at par value upon any sale or disposition. The Company expects to sell its ARS under the Rights. However, if the Rights are not exercised before July 2, 2012 they will expire and UBS will have no further rights or obligation to buy the Company’s ARS. So long as the Company holds ARS, they will continue to accrue interest as determined by the auction process or the terms of the ARS if the auction process fails.
     UBS’s obligations under the Rights are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Rights. Furthermore, UBS will only purchase up to an aggregate of $10.3 billion in ARS from its institutional clients. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Rights.
     The Rights represent a firm agreement in accordance with SFAS 133, which defines a firm agreement as an agreement with an unrelated party, binding on both parties and usually legally enforceable, with the following characteristics: a) the agreement specifies all significant terms, including the quantity to be exchanged, the fixed price, and the timing of the transaction, and b) the agreement includes a disincentive for nonperformance that is sufficiently large to make performance probable. The enforceability of the Rights results in a put option and should be recognized as a free standing asset separate from the ARS. Upon acceptance of the offer from UBS, the Company recorded $2,700 as the fair value of the put option asset with a corresponding credit to interest income. The Company considered the expected time until the Rights are exercised, carrying costs of the Rights, and the expected credit risk attributes of the Rights and UBS in their valuation of the put option. The put option does not meet the definition of a derivative instrument under SFAS 133. Therefore, the Company has elected to measure the put option at fair value under SFAS 159, which permits an entity to elect the fair value option for recognized financial assets, in order to match the changes in the fair value of the ARS. As a result, unrealized gains and losses will be included in earnings in future periods. The Company expects that future changes in the fair value of the put option will approximate fair value movements in the related ARS or reflect changes in the credit risk of UBS.
     Prior to accepting the UBS offer, the Company recorded ARS as investments available-for-sale. The Company recorded unrealized gains and losses on available-for-sale securities in accumulated other comprehensive income in the shareholders’ deficiency section of the balance sheet. Realized gains and losses were accounted for on the specific identification method.
     In connection with the Company’s acceptance of the UBS offer in November 2008, resulting in the Company’s right to require UBS to purchase ARS at par value beginning on June 30, 2010, the Company transferred the ARS from investments available-for-sale to trading securities in accordance with SFAS 115. The transfer to trading securities reflects management’s intent to exercise its put option during the period June 30, 2010 to July 3, 2012. Prior to the Company’s agreement with UBS, the Company’s intent was to hold the ARS until the market recovered. At the time of transfer, the unrealized loss on the Company’s ARS was $343. This unrealized loss was included in accumulated other comprehensive (loss) income. Upon transfer to trading securities, the Company immediately recognized a loss of $343, included in impairment on investments, for the amount of the unrealized loss not previously recognized in earnings.
     In addition to the valuation procedures described above, the Company considered (i) its current inability to hold these securities for a period of time sufficient to allow for an unanticipated recovery in fair value based on the Company’s current liquidity, history of operating losses, and management’s estimates of required cash for continued product development and sales and marketing expenses, and (ii) failed auctions and the anticipation of continued failed auctions for all of the Company’s ARS.

CARDIOVASCULAR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(For the three and six months ended December 31, 2008 and 2007)
(dollars in thousands, except per share and share amounts)
(unaudited)
Based on the factors described above, the Company recorded an impairment loss for the three and six months ended December 31, 2008 of $2,233, which includes $343 of an unrealized loss not previously recognized in earnings. The Company continues to monitor the market for ARS and consider its impact (if any) on the fair market value of investments. If the market conditions deteriorate further, the Company may be required to record additional unrealized losses in earnings, offset by corresponding increases in the put option.
5. Debt
Loan and Security Agreement with Silicon Valley Bank
     On September 12, 2008, the Company entered into a loan and security agreement with Silicon Valley Bank with maximum available borrowings of $13,500. The agreement includes a $3,000 term loan, a $5,000 accounts receivable line of credit, and two term loans for an aggregate of $5,500 that are guaranteed by certain of the Company’s affiliates. The terms of each of these loans is as follows:
•	The $3,000 term loan has a fixed interest rate of 10.5% and a final payment amount equal to 3.0% of the loan amount due at maturity. This term loan has a 36 month maturity, with repayment terms that include interest only payments during the first six months followed by 30 equal principal and interest payments. This term loan also includes an acceleration provision that requires the Company to pay the entire outstanding balance, plus a penalty ranging from 1.0% to 6.0% of the principal amount, upon prepayment or the occurrence and continuance of an event of default. As part of the term loan agreement, the Company granted Silicon Valley Bank a warrant to purchase 13,000 shares of Series B redeemable convertible preferred stock at an exercise price of $9.25 per share. This warrant was assigned a value of $75 for accounting purposes, is immediately exercisable, and expires ten years after issuance. The balance outstanding on the term loan at December 31, 2008 was $3,000.

•	The accounts receivable line of credit has a two year maturity and a floating interest rate equal to the prime rate, plus 2.0%, with an interest rate floor of 7.0%. Interest on borrowings is due monthly and the principal balance is due at maturity. Borrowings on the line of credit are based on 80% of eligible domestic receivables, which is defined as receivables aged less than 90 days from the invoice date along with specific exclusions for contra-accounts, concentrations, and government receivables. The Company’s accounts receivable receipts are deposited into a lockbox account in the name of Silicon Valley Bank. The accounts receivable line of credit is subject to non-use fees, annual fees, cancellation fees, and maintaining a minimum liquidity ratio. There was no balance outstanding on the line of credit at December 31, 2008.

•	One of the guaranteed term loans is for $3,000 and the other guaranteed term loan is for $2,500, each with a one year maturity. Each of the guaranteed term loans has a floating interest rate equal to the prime rate, plus 2.25%, with an interest rate floor of 7.0% (effective rate of 7.0% at December 31, 2008). Interest on borrowings is due monthly and the principal balance is due at maturity. One of the Company’s directors and shareholders and two entities who hold the Company’s preferred shares and are also affiliated with two of the Company’s directors agreed to act as guarantors of these term loans. In consideration for guarantees, the Company issued the guarantors warrants to purchase an aggregate of 458,333 shares of the Company’s common stock at an exercise price of $6.00 per share. The balance outstanding on the guaranteed term loans at December 31, 2008 was $5,500 (excluding debt discount of $1,338).
The guaranteed term loans and common stock warrants were allocated using the relative fair value method. Under this method, the Company estimated the fair value of the term loans without the guarantees and calculated the fair value of the common stock warrants using the Black-Scholes method. The relative fair value of the loans and warrants were applied to the loan proceeds of $5,500, resulting in an assigned value of $3,690 for the loans and $1,810 for the warrants. The assigned value of the warrants of $1,810 is treated as a debt discount and amortized over the one year maturity of the loan.
Borrowings from Silicon Valley Bank are collateralized by all of the Company’s assets, other than the Company’s ARS and intellectual property, and the investor guarantees. The borrowings are subject to prepayment penalties and financial covenants, including the Company’s achievement of minimum monthly net revenue goals. Any non-compliance by the Company under the terms of the Company’s debt arrangements could result in an event of default under the Silicon Valley Bank loan, which, if not cured, could result in the acceleration of this debt.
Loan Payable
     On March 28, 2008, the Company obtained a margin loan from UBS Financial Services, Inc. for up to $12,000, with a floating interest rate equal to 30-day LIBOR, plus 0.25%. The loan was secured by the $23,000 par value of the Company’s auction rate securities. The maximum borrowing amount was not set forth in the written agreement for the loan and may have

CARDIOVASCULAR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(For the three and six months ended December 31, 2008 and 2007)
(dollars in thousands, except per share and share amounts)
(unaudited)
been adjusted from time to time by UBS Financial Services in its sole discretion. The loan was due on demand and UBS Financial Services may have required the Company to repay it in full from any loan or financing arrangement or a public equity offering. The margin requirements were determined by UBS Financial Services but were not included in the written loan agreement and were therefore subject to change. As of June 30, 2008, the margin requirements provided that UBS Financial Services would require a margin call on this loan if at any time the outstanding borrowings, including interest, exceed $12,000 or 75% of UBS Financial Service’s estimate of the fair value of the Company’s auction rate securities. If these margin requirements were not maintained, UBS Financial Services may have required the Company to make a loan payment in an amount necessary to comply with the applicable margin requirements or demand repayment of the entire outstanding balance. As of June 30, 2008, the Company maintained these margin requirements.
     On August 21, 2008, the Company replaced this loan with a margin loan from UBS Bank USA, which increased maximum borrowings available to $23,000. This maximum borrowing amount is not set forth in the written agreement for the loan and may be adjusted from time to time by UBS Bank at its discretion. The margin loan has a floating interest rate equal to 30-day LIBOR, plus 1.0%; however, interest expense charged on the loan will not exceed interest income earned on the auction rate securities. The loan is due on demand and UBS Bank will require the Company to repay it in full from the proceeds received from a public equity offering where net proceeds exceed $50,000. In addition, if at any time any of the Company’s auction rate securities may be sold, exchanged, redeemed, transferred or otherwise conveyed for no less than their par value, then the Company must immediately effect such a transfer and the proceeds must be used to pay down outstanding borrowings under this loan. The margin requirements are determined by UBS Bank but are not included in the written loan agreement and are therefore subject to change. As of August 21, 2008, the margin requirements include maximum borrowings, including interest, of $23,000. If these margin requirements are not maintained, UBS Bank may require the Company to make a loan payment in an amount necessary to comply with the applicable margin requirements or demand repayment of the entire outstanding balance. The Company has maintained the margin requirements under the loans from both UBS entities. The outstanding balance on this loan at December 31, 2008 was $22,759 and is included in maturities during the six months ending June 30, 2009.
     As of December 31, 2008, debt maturities (including debt discount) were as follows:

Six months ending June 30, 2009	$22,114
2010	6,307
2011	1,200
2012	300

Total	$29,921
Less: Current Maturities	(27,821)

Long-term debt	$2,100

6. Common Stock Warrants
     During the six months ended December 31, 2008, the Company issued the guarantors of the Silicon Valley Bank guaranteed term loans warrants to purchase an aggregate of 458,333 shares of the Company’s common stock at an exercise price of $6.00 per share. The warrants were assigned a value of $1,810 for accounting purposes, are immediately exercisable, and expire five years after issuance. The following summarizes common stock warrant activity for the six months ended December 31, 2008:

	Warrants	Price Range
	Outstanding	per Share
Warrants outstanding at June 30, 2008	244,274	$1.00 - $8.00
Warrants issued	458,333	$6.00
Warrants exercised	(25,175)	$5.00
Warrants expired	(13,300)	$5.00-8.00

Warrants outstanding at December 31, 2008	664,132	$1.00 - $8.00

     Warrants have exercise prices ranging from $1.00 to $8.00 and are fully exercisable. The following assumptions were utilized in determining the fair value of warrants issued under the Black-Scholes model:

Six Months Ended
December 31,
2008
Weighted average fair value of warrants granted	$6.17
Risk-free interest rates	3.01%
Expected life	5 years
Expected volatility	46.7%
Expected dividends	None

CARDIOVASCULAR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(For the three and six months ended December 31, 2008 and 2007)
(dollars in thousands, except per share and share amounts)
(unaudited)
7. Stock Options and Restricted Stock Awards
     The Company has a 1991 Stock Option Plan (the “1991 Plan”), a 2003 Stock Option Plan (the “2003 Plan”), and a 2007 Equity Incentive Plan (the “2007 Plan”) (collectively the “Plans”) under which options to purchase common stock and restricted stock awards have been granted to employees, directors and consultants at exercise prices determined by the Board of Directors. The 1991 Plan and 2003 Plan permitted the granting of incentive stock options and nonqualified options. A total of 750,000 shares were originally reserved for issuance under the 1991 Plan, but with the execution of the 2003 Plan no additional options were granted under it. A total of 3,800,000 shares of the Company’s common stock were originally reserved for issuance under the 2003 Plan but with the approval of the 2007 Plan no additional options will be granted under it. The 2007 Plan originally allowed for the granting of up to 3,000,000 shares of common stock as approved by the Board of Directors in the form of nonqualified or incentive stock options, restricted stock awards, restricted stock unit awards, performance share awards, performance unit awards or stock appreciation rights to officers, directors, consultants and employees of the Company. The 2007 Plan also includes a renewal provision whereby the number of shares shall automatically be increased on the first day of each fiscal year beginning July 1, 2008, and ending July 1, 2017, by the lesser of (i) 1,500,000 shares, (ii) 5% of the outstanding common shares on such date, or (iii) a lesser amount determined by the Board of Directors. As of July 1, 2008, the number of shares reserved under the 2007 Plan was increased by 379,397 shares, and in December 2008 the Board of Directors approved an additional increase of 500,000 shares, which has been submitted for approval at the Company’s shareholder meeting to be held on February 24, 2009.
     The Company had granted the following amount of stock options and restricted stock awards through December 31, 2008:

Number of
Grant Type	Shares
Service based stock options (2007 Plan)	1,383,364
Performance based stock options (2007 Plan)	775,000
Service based stock options (2003 Plan)	663,583

Total	2,821,947 (1)

Restricted stock awards (2007 Plan)	1,059,820

(1)	Excludes 70,000 shares of service based stock options granted outside of the plans.
     All options granted under the Plans become exercisable over periods established at the date of grant. The option exercise price is generally not less than the estimated fair market values of the Company’s common stock at the date of grant, as determined by the Company’s management and Board of Directors. In addition, the Company has granted nonqualified stock options to employees, directors and consultants outside of the Plans.
     In estimating the value of the Company’s common stock for purposes of granting options and determining stock-based compensation expense, the Company’s management and board of directors conducted stock valuations using two different valuation methods: the option pricing method and the probability weighted expected return method. Both of these valuation methods have taken into consideration the following factors: financing activity, rights and preferences of the Company’s preferred stock, growth of the executive management team, clinical trial activity, the FDA process, the status of the Company’s commercial launch, the Company’s mergers and acquisitions and public offering processes, revenues, the valuations of comparable public companies, the Company’s cash and working capital amounts, and additional objective and subjective factors relating to the Company’s business. The Company’s management and board of directors set the exercise prices for option grants based upon their best estimate of the fair market value of the common stock at the time they made such grants, taking into account all information available at those times. In some cases, management and the board of directors made retrospective assessments of the valuation of the common stock at later dates and determined that the fair market value of the common stock at the times the grants were made was different than the exercise prices established for those grants. In cases in which the fair market was higher than the exercise price, the Company recognized stock-based compensation expense for the excess of the fair market value of the common stock over the exercise price.
     Stock option activity for the six months ended December 31, 2008 is as follows:

			Weighted
	Shares Available	Number of	Average
	for Grant(a)	Options(b)	Exercise Price
Options outstanding at June 30, 2008	841,636	5,878,141	6.59
Shares reserved	379,397	—
Options exercised	—	(72,000)	5.05
Options forfeited or expired	—	(70,667)	6.00

Options outstanding at December 31, 2008	1,221,033	5,735,474	6.61

CARDIOVASCULAR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(For the three and six months ended December 31, 2008 and 2007)
(dollars in thousands, except per share and share amounts)
(unaudited)

(a)	Excludes the effect of options granted, exercised, forfeited or expired related to activity from options granted outside the stock option plans described above; excludes the effect of restricted stock awards granted or forfeited under the 2007 Plan.

(b)	Includes the effect of options granted, exercised, forfeited or expired from the 1991 Plan, 2003 Plan, 2007 Plan, and options granted outside the stock option plans described above.
     Options typically vest over three years. An employee’s unvested options are forfeited when employment is terminated; vested options must be exercised at or within 90 days of termination to avoid forfeiture. The Company determines the fair value of options using the Black-Scholes option pricing model. The estimated fair value of options, including the effect of estimated forfeitures, is recognized as expense on a straight-line basis over the options’ vesting periods. The following assumptions were used in determining the fair value of stock options granted under the Black-Scholes model:

2008
Weighted average fair value of options granted	$3.74
Risk-free interest rates	2.45% - 4.63%
Expected life	3.5 - 6 years
Expected volatility	43.1% - 46.4%
Expected dividends	None
     The risk-free interest rate for periods within the five and ten year contractual life of the options is based on the U.S. Treasury yield curve in effect at the grant date and the expected option life of 3.5 to 6 years. Expected volatility is based on the historical volatility of the stock of companies within the Company’s peer group. Generally, the 3.5 to 6 year expected life of stock options granted to employees represented the weighted average of the result of the “simplified” method applied to “plain vanilla” options granted during the period, as provided within SAB No. 110.
     On December 12, 2007, the Company granted 775,000 performance based incentive stock options to certain executives. The options originally were to become exercisable in full on the third anniversary of the date of grant provided that the Company has completed its initial public offering of common stock or a change of control transaction before December 31, 2008 and shall terminate on the tenth anniversary of the date of the grant. For this purpose, “change of control transaction” was defined as an acquisition of the Company through the sale of substantially all of the Company’s assets and the consequent discontinuance of its business or through a merger, consolidation, exchange, reorganization or similar transaction. On December 12, 2008, the Company amended the vesting terms of these options to delete the aforementioned vesting terms and to provide instead that the exercisability of the options shall be conditioned upon the closing of the Company’s proposed merger with Replidyne Inc. and that the options shall vest to the extent of 50% of the total shares subject to the first anniversary of the merger and for the remaining 50% on the second anniversary of the merger. The Company has not recorded any stock-based compensation expense related to performance based incentive stock options for the six months ended December 31, 2008 or 2007 as it was not probable that the performance based criteria would be achieved.
     As of December 31, 2008, the Company had granted 1,059,820 restricted stock awards. The fair value of each restricted stock award was equal to the fair market value of the Company’s common stock at the date of grant. Vesting of restricted stock awards range from one to three years. The estimated fair value of restricted stock awards, including the effect of estimated forfeitures, is recognized on a straight-line basis over the restricted stock’s vesting period. Restricted stock award activity for the six months ended December 31, 2008 is as follows:

		Weighted
	Number of	Average Fair
	Shares	Value
Restricted stock awards outstanding at June 30, 2008	812,304	9.50
Restricted stock awards granted	219,682	10.32
Restricted stock awards forfeited	(76,650)	10.36

Restricted stock awards outstanding at December 31, 2008	955,336	$9.67

CARDIOVASCULAR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(For the three and six months ended December 31, 2008 and 2007)
(dollars in thousands, except per share and share amounts)
(unaudited)
8. Redeemable Convertible Preferred Stock and Convertible Preferred Stock Warrants
     The Company issued 4,728,547 shares of Series A redeemable convertible preferred stock during fiscal 2007, no par value, at a purchase price of $5.71 per share for a total of $27,000. In addition, Series A convertible preferred stock warrants were issued to purchase 671,453 shares of Series A redeemable convertible preferred stock in connection with the sale of the Series A redeemable convertible preferred stock. The Series A convertible preferred stock warrants have a purchase price of $5.71 per share with a five-year term and were assigned an initial value of $1,767 for accounting purposes using the Black-Scholes model. The change in value of the Series A convertible preferred stock warrants due to accretion as a result of remeasurement was $179 and $(84) for the three months ended December 31, 2008 and 2007 respectively, and $165 and $216 for the six months ended December 31, 2008 and 2007 respectively, and is included in interest expense (income) on the consolidated statements of operations.
     On December 17, 2007, the Company completed the sale of 2,162,150 shares of Series B redeemable convertible preferred stock at a price of $9.25 per share for total proceeds of $19,963, net of offering costs of $37.
     In connection with the preparation of the Company’s financial statements as of December 31, 2008 and June 30, 2008, the Company’s management and Board of Directors established what it believes to be a fair market value of the Company’s Series A, Series A-1, and Series B redeemable convertible preferred stock. This determination was based on concurrent significant stock transactions with third parties and a variety of factors, including the Company’s business milestones achieved and future financial projections, the Company’s position in the industry relative to its competitors, external factors impacting the value of the Company in its marketplace, the stock volatility of comparable companies in its industry, general economic trends and the application of various valuation methodologies.
     Changes in the current market value of the Series A, Series A-1, and Series B redeemable convertible preferred stock are recorded as accretion of redeemable convertible preferred stock and as accumulated deficit in the consolidated statements of changes in shareholders’ (deficiency) equity and in the consolidated statements of operations as accretion of redeemable convertible preferred stock.
     The rights, privileges and preferences of the Series A, Series A-1, and Series B redeemable convertible preferred stock (collectively, the “Preferred Stock”) are as follows:
Dividends
     The holders of Preferred Stock are entitled to receive cash dividends at the rate of 8% of the original purchase price. All dividends shall accrue, whether or not earned or declared, and whether or not the Company has legally available funds. All such dividends shall be cumulative and shall be payable only (i) when and as declared by the Board of Directors, (ii) upon liquidation or dissolution of the Company and (iii) upon redemption of the Preferred Stock by the Company. As of December 31, 2008, $9,044 of dividends had accumulated but had not yet been declared by the Company’s Board of Directors, or paid by the Company as of such respective dates. The holders of the Preferred Stock have the right to participate in dividends with the common shareholders on an as converted basis.
Conversion
     The holders of the Preferred Stock shall have the right to convert, at their option, their shares into common stock on a share for share basis (subject to adjustments for events of dilution). Each preferred share shall be automatically converted into unregistered shares of the Company’s common stock without any Company action, thereby providing conversion of all preferred shares, upon the approval of a majority of the preferred shareholders or upon the completion of an underwritten public offering of the Company’s shares, pursuant to a registration statement on Form S-1 under the Securities Act of 1933, as amended, of which the aggregate proceeds to the Company exceed $40,000 (a “Qualified Public Offering”). Upon conversion, each share of the preferred stock shall be converted into one share of common stock (subject to adjustment as defined in the preferred stock sale agreement), dividends will no longer accumulate, and previously accumulated, undeclared and unpaid dividends will not be payable by the Company.
     In the event the holders of the Preferred Stock elect to convert their preferred shares into shares of common stock, and those holders request that the Company register those shares of common stock, the Company is obligated to use its best efforts to effect a registration of the Company’s common shares. In the event that the common shares are not registered, the Company is not subject to financial penalties.

CARDIOVASCULAR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(For the three and six months ended December 31, 2008 and 2007)
(dollars in thousands, except per share and share amounts)
(unaudited)
Redemption
     The Company shall not have the right to call or redeem at any time any shares of Preferred Stock. Holders of Preferred Stock shall have the right to require the Company to redeem in cash, 30% of the original amount on the fifth year anniversary of the Purchase Agreement, 30% after the sixth year and 40% after the seventh year. The price the Company shall pay for the redeemed shares shall be the greater of (i) the price per share paid for the Preferred Stock, plus all accrued and unpaid dividends; or (ii) the fair market value of the Preferred Stock at the time of redemption as determined by a professional appraiser.
Liquidation
     In the event of any liquidation or winding up of the Company, the holders of preferred stock are entitled to receive an amount equal to (i) the price paid for the preferred shares, plus (ii) all dividends accrued and unpaid before any payments shall be made to holders of stock junior to the preferred stock. The remaining net assets of the Company, if any, would be distributed to the holders of preferred and common stock based on their ownership amounts assuming the conversion of the preferred stock. The amount is limited based on the overall return on investment earned by the preferred stock holders. At December 31, 2008, the liquidation value of the Series A redeemable convertible preferred stock was $32,334, Series A-1 redeemable convertible preferred stock was $20,623, and Series B redeemable convertible preferred stock was $21,689.
Voting Rights
     The holders of Preferred Stock have the right to vote on all actions to be taken by the Company based on such number of votes per share as shall equal the number of shares of common stock into which each share of redeemable convertible preferred stock is then convertible. The holders of Preferred Stock also have the right to designate, and have designated, two individuals to the Company’s Board of Directors.
Registration Rights
     Pursuant to the terms of an investor rights agreement dated July 19, 2006, entered into with certain holders of the preferred stock and the holder of a warrant to purchase shares of the Company’s common stock if, at any time after the earlier of four years after the date of the agreement or six months after the Company’s IPO, the Company receives a written request from the holders of a majority of the registrable securities then outstanding, the Company has agreed to file up to three registration statements on Form S-3.
9. Commitment and Contingencies
Shturman Legal Proceedings
     The Company was party to two legal proceedings relating to a dispute with Dr. Leonid Shturman, the Company’s founder, and Shturman Medical Systems, Inc., or SMS, a company owned by Dr. Shturman. On or about November 2006, the Company discovered that Dr. Shturman had sought patent protection in the United Kingdom and with the World Intellectual Property Organization as the sole inventor for technology relating to the use of counterbalance weights with rotational atherectomy devices, or the counterbalance technology, which the Company believes should have been assigned to it.
     One of the legal proceedings concluded on May 5, 2008, resulting in the transfer of the counterbalance technology to the Company by SMS. In the other proceeding, the Company settled all of its claims against Dr. Shturman relating to a breach of Dr. Shturman’s breach of his employment agreement with the Company. Dr. Shturman had also filed a counterclaim against the Company asserting conversion, theft and unjust enrichment for the alleged illegal removal and transport to the United States of two drive shaft winding devices purportedly developed by Shturman Cardiology Systems, Russia. In settlement of these counterclaims, the Company agreed to pay Dr. Shturman $50 in cash and refer to Dr. Shturman names of parties that may be interested in purchasing up to 12,000 shares of Company common stock held by him at a fixed price. Due to market and other conditions, the Company was unable to refer any names to Dr. Shturman. Accordingly, a subsequent settlement agreement was reached between the parties whereby Dr. Shturman agreed to dismiss the counterclaim in exchange for the Company paying Dr. Shturman $50 and assisting Dr. Shturman with selling 22,000 shares of Company common stock at a revised fixed price on or before November 14, 2008 and all parties providing mutual releases. All parties executed the settlement agreement and mutual releases, and the Company paid Dr. Shturman $50 in cash and assisted Dr. Shturman with selling 22,000 shares of Company common stock at the revised fixed price, but due to Dr. Shturman’s allegation that the

CARDIOVASCULAR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(For the three and six months ended December 31, 2008 and 2007)
(dollars in thousands, except per share and share amounts)
(unaudited)
notarization of certain of the signatures was deficient, Dr. Shturman expressed his desire to keep the funds and void the releases. Dr. Shturman sent a letter to the U.S. District Court in Minnesota on January 14, 2009 requesting that the releases be voided. On January 22, 2009, the court denied Dr. Shturman’s request to void the releases. As of the date of this quarterly filing, the parties are in the process of re-executing the settlement agreement and mutual releases to address the alleged deficiencies in the notarization. The Company recognized the $50 expense related to the settlement of this matter but believes additional expense and an adverse outcome of this claim are not probable and cannot be reasonably estimated.
     ev3 Legal Proceedings
     The Company is party to a legal proceeding with ev3 Inc., ev3 Endovascular, Inc. and FoxHollow Technologies, Inc., together referred to as the Plaintiffs, which filed a complaint on December 28, 2007 in the Ramsey County District Court for the State of Minnesota against the Company and former employees of FoxHollow currently employed by the Company, which complaint was subsequently amended.
     The complaint, as amended, includes seven counts, which allege as follows:
•	Individual defendants violated provisions in their employment agreements with their former employer FoxHollow, barring them from misusing FoxHollow confidential information.

•	Individual defendants violated a provision in their FoxHollow employment agreements barring them, for a period of one year following their departure from FoxHollow, from soliciting or encouraging employees of FoxHollow to join the Company.

•	Individual defendants breached a duty of loyalty owed to FoxHollow.

•	The Company and individual defendants misappropriated trade secrets of one or more of the Plaintiffs.

•	All defendants engaged in unfair competition.

•	The Company tortiously interfered with the contracts between FoxHollow and individual defendants by allegedly procuring breaches of the non-solicitation/encouragement provision in those agreements, and an individual defendant tortiously interfered with the contracts between certain individual defendants and FoxHollow by allegedly procuring breaches of the confidential information provision in those agreements.

•	All defendants conspired to gain an unfair competitive and economic advantage for the Company to the detriment of the Plaintiffs.
     The Plaintiffs seek, among other forms of relief, an award of damages in an amount greater than $50,000, a variety of forms of injunctive relief, exemplary damages under the Minnesota Trade Secrets Act, and recovery of their attorney fees and litigation costs. Although the Company has requested the information, the Plaintiffs have not yet disclosed what specific amount of damages they claim.
     The Company is defending this litigation vigorously, and believes that the outcome of this litigation will not have a materially adverse effect on the Company’s business, operations, cash flows or financial condition. The Company has not recognized any expense related to the settlement of this matter as an adverse outcome of this action is not probable and cannot be reasonably estimated.

CARDIOVASCULAR SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(For the three and six months ended December 31, 2008 and 2007)
(dollars in thousands, except per share and share amounts)
(unaudited)
10. Earnings Per Share
     The following table presents a reconciliation of the numerators and denominators used in the basic and diluted earnings per common share computations:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Numerator
Net loss available in basic calculation	$8,732	$9,768	$22,431	$17,209
Plus: Accretion of redeemable convertible preferred stock(a)	2,997	353	2,997	5,206

Loss available to common shareholders	$11,729	$10,121	$25,428	$22,415

Denominator
Weighted average common shares — basic	7,756,147	6,508,541	7,724,197	6,400,027
Effect of dilutive stock options and warrants(b)(c)	—	—	—	—

Weighted average common shares outstanding — diluted	7,756,147	6,508,541	7,724,197	6,400,027

Loss per common share — basic and diluted	$(1.51)	$(1.56)	$(3.29)	$(3.50)

(a)	The calculation for accretion of redeemable convertible preferred stock marks the redeemable convertible preferred stock to fair value, which equals or exceeds the amount of any undeclared dividends on the redeemable convertible preferred stock.

(b)	At December 31, 2008 and 2007, 1,339,571 and 1,032,113 warrants, respectively, were outstanding. The effect of the shares that would be issued upon exercise of these warrants has been excluded from the calculation of diluted loss per share because those shares are anti-dilutive.

(c)	At December 31, 2008 and 2007, 5,735,474 and 5,986,595 stock options, respectively, were outstanding. The effect of the shares that would be issued upon exercise of these options has been excluded from the calculation of diluted loss per share because those shares are anti-dilutive.
11. Initial Public Offering Costs
     The Company withdrew the registration statement for its initial public offering in conjunction with the announcement of the execution of the merger agreement with Replidyne, Inc., as described in Note 12. Therefore, previously capitalized offering costs of approximately $1,700 were included in selling, general and administrative during the six months ended December 31, 2008.
12. Reverse Merger Agreement
     The Company, Replidyne, Inc., and Responder Merger Sub, Inc., a Minnesota corporation and wholly owned subsidiary of Replidyne, have entered into an Agreement and Plan of Merger dated as of November 3, 2008. Pursuant to the merger agreement, on the terms and conditions set forth therein, Responder Merger Sub, Inc. will be merged with and into the Company, with the Company surviving the merger as a wholly owned subsidiary of Replidyne.
     Immediately prior to the effective time of the merger, each share of the Company’s preferred stock outstanding at such time will be converted into shares of the Company’s common stock at the conversion ratio determined pursuant to the Company’s articles of incorporation. At the effective time of the merger, each share of the Company’s common stock outstanding immediately prior to the effective time of the merger (excluding certain shares to be canceled pursuant to the merger agreement, and shares held by stockholders who have exercised and perfected dissenters’ rights) will be converted into the right to receive between 6.460 and 6.797 shares of Replidyne common stock, assuming that the net assets of Replidyne are between $35,000 and $37,000 as calculated in accordance with the terms of the merger agreement and that the number of shares of Replidyne and the Company’s common stock outstanding on a fully diluted basis using the treasury stock method of accounting for options and warrants immediately prior to the effective time of the merger has not changed from the number of such shares as of October 31, 2008, subject to adjustment to account for the effect of a reverse stock split of Replidyne common stock to be implemented prior to the consummation of the merger. As a result of the merger, holders of the Company’s stock, options and warrants are expected to own or have the right to acquire in the aggregate between 83.0% and 83.7% of the combined company and the holders of Replidyne stock, options and warrants are expected to own or have the right to acquire in the aggregate between 16.3% and 17.0% of the combined company. At the effective time of the merger, Replidyne will change its corporate name to “Cardiovascular Systems, Inc.” as required by the merger agreement. The merger is subject to shareholder approval at meetings of the Company’s shareholders and Replidyne’s stockholders scheduled to be held on February 24, 2009 and other closing conditions and is expected to be consummated shortly thereafter.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes appearing under Item 1 of Part 1. Some of the information contained in this discussion and analysis or set forth elsewhere in this quarterly report, including information with respect to our plans and strategy for our business and expected financial results, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” under Item 1A of the Company’s Registration Statement on Form 10 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
OVERVIEW
          We are a medical device company focused on developing and commercializing interventional treatment systems for vascular disease. Our initial product, the Diamondback 360° Orbital Atherectomy System, is a minimally invasive catheter system for the treatment of peripheral arterial disease, or PAD.
          On November 3, 2008, we entered into an Agreement and Plan of Merger with Replidyne, Inc., a Delaware corporation, and Responder Merger Sub, Inc., a Minnesota corporation and wholly owned subsidiary of Replidyne. Pursuant to the merger agreement, on the terms and conditions set forth therein, Responder Merger Sub, Inc. will be merged with and into our company, with our company surviving the merger as a wholly owned subsidiary of Replidyne. Immediately prior to the effective time of the merger, each share of our preferred stock outstanding at such time will be converted into shares of our common stock at the conversion ratio determined pursuant to our articles of incorporation. At the effective time of the merger, each share of our common stock outstanding immediately prior to the effective time of the merger (excluding certain shares to be canceled pursuant to the merger agreement, and shares held by stockholders who have exercised and perfected dissenters’ rights) will be converted into the right to receive between 6.460 and 6.797 shares of Replidyne common stock, assuming that the net assets of Replidyne are between $35.0 million and $37.0 million as calculated in accordance with the terms of the merger agreement and that the number of shares of Replidyne and our common stock outstanding on a fully diluted basis using the treasury stock method of accounting for options and warrants immediately prior to the effective time of the merger has not changed from the number of such shares as of October 31, 2008, subject to adjustment to account for the effect of a reverse stock split of Replidyne common stock to be implemented prior to the consummation of the merger. As a result of the merger, holders of our stock, options and warrants are expected to own or have the right to acquire in the aggregate between 83.0% and 83.7% of the combined company and the holders of Replidyne stock, options and warrants are expected to own or have the right to acquire in the aggregate between 16.3% and 17.0% of the combined company. At the effective time of the merger, Replidyne will change its corporate name to “Cardiovascular Systems, Inc.” as required by the merger agreement. The merger is subject to shareholder approval at meetings of our shareholders and Replidyne’s stockholders scheduled to be held on February 24, 2009 and other closing conditions and is expected to be consummated shortly thereafter. The combined company has applied for listing on the Nasdaq Global Market under the symbol “CSII.”
          We were incorporated in Minnesota in 1989. From 1989 to 1997, we engaged in research and development on several different product concepts that were later abandoned. Since 1997, we have devoted substantially all of our resources to the development of the Diamondback 360°.
          From 2003 to 2005, we conducted numerous bench and animal tests in preparation for application submissions to the FDA. We initially focused our testing on providing a solution for coronary in-stent restenosis but later changed the focus to PAD. In 2006, we obtained an investigational device exemption from the FDA to conduct our pivotal OASIS clinical trial, which was completed in January 2007. The OASIS clinical trial was a prospective 20-center study that involved 124 patients with 201 lesions.
          In August 2007, the FDA granted us 510(k) clearance for the use of the Diamondback 360° as a therapy in patients with PAD. We commenced a limited commercial introduction of the Diamondback 360° in the United States in September 2007. This limited commercial introduction intentionally limited the size of our sales force and the number of customers each member of the sales force served in order to focus on obtaining quality and timely product feedback on initial product usages.
          We market the Diamondback 360° in the United States through a direct sales force and commenced a full commercial launch in the quarter ended March 31, 2008. We plan to expend significant capital to increase the size of our sales and marketing efforts to expand our customer base as we implement full commercialization of the Diamondback 360°. We manufacture the Diamondback 360° internally at our facilities.

          As of December 31, 2008, we had an accumulated deficit of $143.7 million. We expect our losses to continue and to increase as we continue our commercialization activities, develop additional product enhancements and make further regulatory submissions. To date, we have financed our operations primarily through the private placement of equity securities.
          Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Since our inception, we have experienced substantial operating losses and negative cash flows from operations. We had cash and cash equivalents of $6.3 million at December 31, 2008. During the six months ended December 31, 2008 and 2007, net cash used in operations amounted to $20.3 million and $15.3 million, respectively. In February 2008, we were notified that recent conditions in the global credit markets have caused insufficient demand for auction rate securities, resulting in failed auctions for $23.0 million of our auction rate securities held at December 31, 2008. These securities are currently not liquid, as we have an inability to sell the securities due to continued failed auctions. On March 28, 2008, we obtained a margin loan from UBS Financial Services, Inc., the entity through which we originally purchased our auction rate securities, for up to $12.0 million, which was secured by the $23.0 million par value of our auction rate securities. The outstanding balance on this loan at June 30, 2008 was $11.9 million. On August 21, 2008, we replaced this loan with a margin loan from UBS Bank USA, which increased maximum borrowings available to $23.0 million. This maximum borrowing amount is not set forth in the written agreement for the loan and may be adjusted from time to time by UBS Bank in its sole discretion. The margin loan has a floating interest rate equal to 30-day LIBOR, plus 1.0%; however, interest expense charged on the loan will not exceed interest income earned on the auction rate securities. The loan is due on demand and UBS Bank will require us to repay it in full from the proceeds received from a public equity offering where net proceeds exceed $50.0 million. In addition, if at any time any of our auction rate securities may be sold, exchanged, redeemed, transferred or otherwise conveyed for no less than their par value, then we must immediately effect such a transfer and the proceeds must be used to pay down outstanding borrowings under this loan. The margin requirements are determined by UBS Bank but are not included in the written loan agreement and are therefore subject to change. From August 21, 2008, the date this loan was initially funded, through the date of this Form 10-Q, the margin requirements included maximum borrowings, including interest, of $23.0 million. If these margin requirements are not maintained, UBS Bank may require us to make a loan payment in an amount necessary to comply with the applicable margin requirements or demand repayment of the entire outstanding balance. We have maintained the margin requirements under the loans from both UBS entities. The outstanding balance on this loan at December 31, 2008 was $22.7 million.
     In addition, on September 12, 2008, we entered into a loan and security agreement with Silicon Valley Bank with maximum available borrowings of $13.5 million. The agreement includes a $3.0 million term loan, a $5.0 million accounts receivable line of credit, and two term loans for an aggregate of $5.5 million that are guaranteed by certain of our affiliates. See “Liquidity and Capital Resources” for further information regarding this loan.
     Our ability to continue as a going concern ultimately depends on our ability to either complete the merger with Replidyne or raise additional debt or equity capital prior to or during the quarter ending September 30, 2009. If the merger is not consummated or we are unable to raise additional debt or equity financing on terms acceptable to us, there will continue to be substantial doubt about our ability to continue as a going concern.
     During the remainder of fiscal year 2009, we plan to continue to expand our sales and marketing efforts, conduct research and development of product improvements and increase our manufacturing capacity to support anticipated future growth.
CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES
Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires us to make estimates, assumptions and judgments that affect amounts reported in those statements. Our estimates, assumptions and judgments, including those related to revenue recognition, excess and obsolete inventory, stock-based compensation, preferred stock and preferred stock warrants are updated as appropriate at least quarterly. We use authoritative pronouncements, our technical accounting knowledge, cumulative business experience, judgment and other factors in the selection and application of our accounting policies. While we believe that the estimates, assumptions and judgments that we use in preparing our consolidated financial statements are appropriate, these estimates, assumptions and judgments are subject to factors and uncertainties regarding their outcome. Therefore, actual results may materially differ from these estimates.

Some of our significant accounting policies require us to make subjective or complex judgments or estimates. An accounting estimate is considered to be critical if it meets both of the following criteria: (1) the estimate requires assumptions about matters that are highly uncertain at the time the accounting estimate is made, and (2) different estimates that reasonably could have been used, or changes in the estimate that are reasonably likely to occur from period to period, would have a material impact on the presentation of our financial condition, results of operations, or cash flows. We believe that the following are our critical accounting policies and estimates:
Revenue Recognition. We recognize revenue in accordance with SEC Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition and EITF No. 00-21, Revenue Arrangements with Multiple Deliverables. Revenue is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) shipment of all components has occurred or delivery of all components has occurred if the terms specify that title and risk of loss pass when products reach their destination; (3) the sales price is fixed or determinable; and (4) collectability is reasonably assured. We have no additional post-shipment or other contractual obligations or performance requirements and do not provide any credits or other pricing adjustments affecting revenue recognition once these criteria have been met. The customer has no right of return on any component once the above criteria have been met. Payment terms are generally set at 30 days.
We derive our revenue through the sale of the Diamondback 360°, which includes single-use catheters, guidewires and control units used in the atherectomy procedure. Initial orders from all new customers require the customer to purchase the entire Diamondback 360° system, which includes multiple single-use catheters and guidewires and one control unit. Due to delays in the final FDA clearance of a new control unit and early production constraints of the new control unit, we were not able to deliver all components of the initial order for some transactions. For these initial orders, we shipped and billed only for the single-use catheters and guidewires. In addition, we sent an older version of our control unit as a loaner unit with the customer’s expectation that we would deliver and bill for a new control unit once it became available. As we had not delivered each of the individual components to all customers, we had deferred the revenue for the entire amount billed for single-use catheters and guidewires shipped to the customers that had not received the new control unit. Those billings totaled $116,000 at June 30, 2008, which amount had been deferred pending receipt of a customer purchase order and shipment of a new control unit. After the initial order, customers are not required to purchase any additional disposable products from us. Once we had delivered the new control unit to a customer, we recognized revenue that was previously deferred and revenue for subsequent reorders of single-use catheters, guidewires and additional new control units when the criteria of SAB No. 104 were met. We are currently meeting production demands for the new control units and all deferred revenue was recognized during the six months ended December 31, 2008.
     Investments. Our investments consist solely of auction rate securities (ARS). ARS were previously classified as short-term based on their liquid nature. ARS had certain economic characteristics of short-term investments due to a rate-setting mechanism and the ability to sell them through a Dutch auction process that occurred at pre-determined intervals of less than one year.
     Our ARS are AAA rated and issued primarily by state agencies and backed by student loans substantially guaranteed by the Federal Family Education Loan Program (FFELP). The federal government insures loans in the FFELP so that lenders are reimbursed at least 97% of the loan’s outstanding principal and accrued interest if a borrower defaults. Approximately 99.2% of the par value of the our ARS are supported by student loan assets that are guaranteed by the federal government under the FFELP.
     Our ARS are debt instruments with a long-term maturity and with an interest rate that is reset in short intervals, primarily every 28 days, through auctions. Conditions in the global credit markets have prevented us from liquidating our holdings of ARS because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed by the issuer or they mature.
     In February 2008, we were informed that there was insufficient demand for ARS, resulting in failed auctions for $23.0 million of our ARS held at December 31, 2008 and June 30, 2008. Currently, these affected securities are not liquid and will not become liquid until a future auction for these investments is successful or they are redeemed by the issuer or they mature. As a result, at December 31, 2008 and June 30, 2008, we classified the fair value of the ARS as a long-term asset. Interest rates on all failed ARS were reset to a temporary predetermined “penalty” or “maximum” rate. These maximum rates are generally limited to a maximum amount payable over a 12 month period equal to a rate based on the trailing 12-month average of 90-day treasury bills, plus 120 basis points. These maximum allowable rates range from 2.7% to 4.0% of par value per year. We have collected all interest due on our ARS and have no reason to believe that we will not collect all interest due in the future. We expect to receive the principal associated with our ARS upon the earlier of a successful auction, their redemption by the issuer or their maturity. All ARS held by us continue to be AAA rated subsequent to the failed auctions that began in February 2008.

     At December 31, 2008, we concluded that no weight should be given to the value indicated by the secondary markets for student loan backed ARS similar to those we hold because these markets have very low transaction volumes and consist primarily of private transactions with minimal disclosure and transactions may not be representative of the actions of typically-motivated buyers and sellers and we do not currently intend to sell in the secondary markets. However, we did consider the secondary markets for certain mortgage-backed securities to estimate the market yields attributable to our ARS, but determined that these secondary markets do not provide a sufficient basis of comparison for the ARS that we hold and, accordingly, attributed no weight to the values of these mortgage-backed securities indicated by the secondary markets.
     At December 31, 2008, we concluded that no weight should be given to the likelihood and potential timing of issuers of the ARS exercising their redemption rights at par value based on low issuer call activity, so we attributed a weight of 100.0% to estimates of present value of the ARS based upon expected cash flows. The attribution of weights to the valuation factors required the exercise of valuation judgment. The selection of a weight of 100.0% attributed to the present value of the ARS based upon expected cash flows reflects the expectation that no certainty exists regarding how the ARS will be eventually converted to cash and this methodology represents the fair value today of a future conversion of the ARS to cash. To derive estimates of the present value of the ARS based upon expected cash flows, we used the securities’ expected annual interest payments, ranging from 1.3% to 5.3% of par value, representing estimated maximum annual rates under the governing documents of the ARS; annual market interest rates, ranging from 5.2% to 6.4%, based on observed traded, state sponsored, taxable certificates rated AAA or lower and issued between December 1 and December 30, 2008; certain mortgage-backed securities and indices; and a range of expected terms to liquidity.
     Our weighting of the valuation methods as of December 31, 2008 indicates an implied term to liquidity of approximately five years. The implied term to liquidity of approximately five years is a result of considering a range in possible timing of the various scenarios that would allow a holder of the ARS to convert the ARS to cash ranging from zero to ten years, with the highest probability assigned to five years. From mid-September 2008, UBS began to provide loans at no net cost to its clients for the par value of their ARS holdings. In addition, UBS has also committed to provide liquidity solutions to institutional investors and has agreed to purchase all or any of a remaining $10.3 billion in ARS at par value from its institutional clients beginning June 30, 2010. The value of these rights were not included in the fair value of our ARS but rather recognized as a free standing asset separate from our ARS.
     On November 7, 2008, we accepted an offer from UBS AG (“UBS”), providing rights related to our ARS (the “Rights”). The Rights permit us to require UBS to purchase our ARS at par value, which is defined for this purpose as the liquidation preference of the ARS plus accrued but unpaid dividends or interest, at any time during the period of June 30, 2010 through July 2, 2012. Conversely, UBS has the right, in its discretion, to purchase or sell our ARS at any time until July 2, 2012, so long as we receive payment at par value upon any sale or disposition. We expect to sell our ARS under the Rights. However, if the Rights are not exercised before July 2, 2012 they will expire and UBS will have no further rights or obligation to buy our ARS. So long as we hold ARS, they will continue to accrue interest as determined by the auction process or the terms of the ARS if the auction process fails.
     UBS’s obligations under the Rights are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Rights. Furthermore, UBS will only purchase up to an aggregate of $10.3 billion in ARS from its institutional clients. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Rights.
     Prior to accepting the UBS offer, we recorded ARS as investments available-for-sale. We recorded unrealized gains and losses on available-for-sale securities in accumulated other comprehensive income in the shareholders’ deficiency section of the balance sheet. Realized gains and losses were accounted for on the specific identification method.
     In connection with our acceptance of the UBS offer in November 2008, resulting in our right to require UBS to purchase ARS at par value beginning on June 30, 2010, we transferred the ARS from investments available-for-sale to trading securities in accordance with SFAS 115. The transfer to trading securities reflects management’s intent to exercise its put option during the period June 30, 2010 to July 3, 2012. Prior to our agreement with UBS, our intent was to hold the ARS until the market recovered. At the time of transfer, the unrealized loss on our ARS was $343,000. This unrealized loss was included in accumulated other comprehensive income (loss). Upon transfer to trading securities, we immediately recognized a loss of $343,000, included in impairment on investments, for the amount of the unrealized loss not previously recognized in earnings.

     In addition to the valuation procedures described above, we considered (i) our current inability to hold these securities for a period of time sufficient to allow for an unanticipated recovery in fair value based on our current liquidity, history of operating losses, and management’s estimates of required cash for continued product development and sales and marketing expenses, and (ii) failed auctions and the anticipation of continued failed auctions for all of our ARS.
     Based on the factors described above, we recorded an impairment loss for the three and six months ended December 31, 2008 of $2.2 million, which includes $343,000 of an unrealized loss not previously recognized in earnings. We continue to monitor the market for ARS and consider its impact (if any) on the fair market value of investments. If the market conditions deteriorate further, we may be required to record additional unrealized losses in earnings, offset by corresponding increases in the put option.
Excess and Obsolete Inventory. We have inventories that are principally comprised of capitalized direct labor and manufacturing overhead, raw materials and components, and finished goods. Due to the technological nature of our products, there is a risk of obsolescence to changes in our technology and the market, which is impacted by exogenous technological developments and events. Accordingly, we write down our inventories as we become aware of any situation where the carrying amount exceeds the estimated realizable value based on assumptions about future demands and market conditions. The evaluation includes analyses of inventory levels, expected product lives, product at risk of expiration, sales levels by product and projections of future sales demand.
Stock-Based Compensation. We account for stock-based compensation expense in accordance with SFAS No. 123(R), Share-Based Payment, as interpreted by SAB No. 107, using the prospective application method, for the issuance of stock options to employees and directors on or after July 1, 2006. The unvested compensation costs at July 1, 2006, which relate to grants of options that occurred prior to the date of adoption of SFAS No. 123(R), are continuing to be accounted for under Accounting Principles Board (APB) No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires us to recognize stock-based compensation expense in an amount equal to the fair value of share-based payments computed at the date of grant. The fair value of all employee and director stock options is expensed in the consolidated statements of operations over the related vesting period of the options. We calculated the fair value on the date of grant using a Black-Scholes option pricing model.
To determine the inputs for the Black-Scholes option pricing model, we are required to develop several assumptions, which are highly subjective. These assumptions include:
•	our common stock’s volatility;

•	the length of our options’ lives, which is based on future exercises and cancellations;

•	the number of shares of common stock pursuant to which options which will ultimately be forfeited;

•	the risk-free rate of return; and

•	future dividends.
We use comparable public company data to determine volatility, as our common stock has not yet been publicly traded. We use a weighted average calculation to estimate the time our options will be outstanding as prescribed by Staff Accounting Bulletin No. 107, Share-Based Payment. We estimate the number of options that are expected to be forfeited based on our historical experience. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. We use our judgment and expectations in setting future dividend rates, which is currently expected to be zero.
The absence of an active market for our common stock also requires our management and board of directors to estimate the fair value of our common stock for purposes of granting options and for determining stock-based compensation expense. In response to these requirements, our management and board of directors estimate the fair market value of common stock at each date at which options are granted based upon stock valuations and other qualitative factors. We have conducted stock valuations using the probability weighted expected return method, or PWERM at June 30, 2008, September 30, 2008, and December 31, 2008, as of which times we had commenced significant efforts in connection with our initial public offering process or merger with Replidyne and the probability of a liquidation event had increased. Accordingly, management and the board of directors determined that the PWERM would be more appropriate than the option pricing method. For the PWERM, we estimated the likely return to stockholders based upon our becoming a public company through the merger with Replidyne or an initial public offering, being acquired or remaining a private company, and employed comparable public company, merger and acquisition transaction, and discounted cash flow analysis. These values were adjusted and weighted based on probability of occurrence. As of December 31, 2008, we assumed a 90% probability of completing the merger with Replidyne, a 5% probability of completing an initial public offering, and a 5% probability of being acquired.

Our management and board of directors also considered the valuations of comparable public companies, our cash and working capital amounts, and additional objective and subjective factors relating to our business. For each valuation, our management and board of directors considered all of the factors that they considered to be relevant at the time and did not rely exclusively on any particular factors. Certain factors described with respect to each valuation represented progress in the development of our business, which reduced risk and improved the probability that we would achieve our business plan. In addition, the order in which we have described these factors in this Form 10-Q does not represent the relative importance or weight given to any of the factors.
The following highlights key milestones that contributed to the valuation of our common stock in each of our valuations:
Valuation as of December 31, 2008
This valuation estimated that the fair market value of our common stock as of December 31, 2008 was $10.87 per share, taking into consideration revenues of $25.6 million for the six months ended December 31, 2008, along with the estimated valuations associated with various liquidation scenarios considered under the PWERM method including the proposed merger with Replidyne.
Valuation as of September 30, 2008
This valuation estimated that the fair market value of our common stock as of September 30, 2008 was $10.25 per share, taking into consideration revenues of $11.6 million for the three months ended September 30, 2008, along with the estimated valuations associated with various liquidation scenarios considered under the PWERM method including the proposed merger with Replidyne.
Valuation as of June 30, 2008
This valuation estimated that the fair market value of our common stock as of June 30, 2008 was $10.22 per share, taking into consideration revenues of $22.2 million for the year ended June 30, 2008 and substantial completion of additional milestones in the initial public offering process. This valuation also considered uncertain conditions in the public markets, which resulted in a slightly lower valuation of our common stock than the March 31, 2008 valuation.
Our management and board of directors set the exercise prices for option grants based upon their best estimate of the fair market value of our common stock at the time they made such grants, taking into account all information available at those times. In some cases, management and the board of directors made retrospective assessments of the valuation of our common stock at later dates and determined that the fair market value of our common stock at the times the grants were made was different than the exercise prices established for those grants. In cases in which the fair market value was higher than the exercise price, we recognized stock-based compensation expense for the excess of the fair market value of the common stock over the exercise price.
We have granted restricted stock awards with vesting terms ranging from 12 to 36 months. The following table sets forth the number of shares of restricted stock awarded and the fair market value of our common stock, as determined by our management and board of directors, on the dates of the restricted stock award grants:

		Fair Market Value per Share
		Assigned by Management and
Date of Restricted Stock Award Grant	Number of Shares	Board of Directors
December 15, 2008	38,689	$10.77
October 21, 2008	19,170	$10.36
July 22, 2008	161,823	$10.22
April 22, 2008	253,600	$10.27
April 14, 2008	75,000	$10.27
February 14, 2008	307,200	$9.36
December 12, 2007	204,338	$8.44
Preferred Stock. We record the current estimated fair value of our convertible preferred stock on a quarterly basis based on the fair market value of that stock as determined by our management and board of directors. In accordance with Accounting Series Release No. 268, Presentation in Financial Statements of “Redeemable Preferred Stocks” and EITF Abstracts, Topic D-

98, Classification and Measurement of Redeemable Securities, we record changes in the current fair value of our redeemable convertible preferred stock in the consolidated statements of changes in shareholders’ (deficiency) equity and comprehensive (loss) income and consolidated statements of operations as accretion of redeemable convertible preferred stock.
In connection with the preparation of our financial statements, our management and board of directors established what they believe to be the fair value of our Series A convertible preferred stock, Series A-1 convertible preferred stock and Series B convertible preferred stock. This determination was based on concurrent significant stock transactions with third parties and a variety of factors, including our business milestones achieved and future financial projections, our position in the industry relative to our competitors, external factors impacting the value of our stock in the marketplace, the stock volatility of comparable companies in our industry, general economic trends and the application of various valuation methodologies. The following table shows the fair market value of one share of our Series A convertible preferred stock, Series A-1 convertible preferred stock and Series B convertible preferred stock during the six months ended December 31, 2008:

	Series A	Series A-1	Series B
Date	Convertible Preferred Stock	Convertible Preferred Stock	Convertible Preferred Stock
December 31, 2008	11.14	11.14	11.14
September 30, 2008	10.81	10.81	10.81
June 30, 2008	10.81	10.81	10.81
Preferred Stock Warrants. Freestanding warrants and other similar instruments related to shares that are redeemable are accounted for in accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and its related interpretations. Under SFAS No. 150, the freestanding warrant that is related to our redeemable convertible preferred stock is classified as a liability on the balance sheet as of December 31, 2008 and June 30, 2008. The warrant is subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of interest expense. Fair value is measured using the Black-Scholes option pricing model. We will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the warrant or the completion of a liquidation event, including the completion of an initial public offering with gross cash proceeds to us of at least $40.0 million, at which time all preferred stock warrants will be converted into warrants to purchase common stock and, accordingly, the liability will be reclassified to equity.
RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, our results of operations expressed as dollar amounts (in thousands), and, for certain line items, the changes between the specified periods expressed as percent increases or decreases:

	Three Months Ended December 31,			Six Months Ended December 31,
			Percent			Percent
	2008	2007	Change	2008	2007	Change
Revenues	$14,004	$4,631	202.4%	$25,650	$4,631	453.9%
Cost of goods sold	4,153	2,193	89.4	8,034	2,732	194.1

Gross profit	9,851	2,438	304.1	17,616	1,899	827.6

Expenses:
Selling, general and administrative	14,949	9,629	55.2	31,373	13,181	138.0
Research and development	3,469	2,996	15.8	8,424	6,324	33.2

Total expenses	18,418	12,625	45.9	39,797	19,505	104.0

Loss from operations	(8,567)	(10,187)	15.6	(22,181)	(17,606)	26.0
Other (expense) income:
Interest expense	(799)	—	100.0	(1,026)	(216)	375.0
Interest income	2,867	419	584.2	3,009	613	390.9
Impairment on investments	(2,233)	—	100.0	(2,233)	—	100.0

Total other (expense) income	(165)	419	139.4	(250)	397	163.0

Net loss	(8,732)	(9,768)	10.6	(22,431)	(17,209)	30.3
Accretion of redeemable convertible preferred stock	(2,997)	(353)	749.0	(2,997)	(5,206)	42.4

Net loss available to common shareholders	$(11,729)	$(10,121)	15.9%	$(25,428)	$(22,415)	13.4%

Comparison of Three Months Ended December 31, 2008 with Three Months Ended December 31, 2007

     Revenues. Revenues increased by $9.4 million, or 202.4%, from $4.6 million for the three months ended December 31, 2007 to $14.0 million for the three months ended December 31, 2008. This increase was attributable to increased sales of the Diamondback 360°, which received FDA clearance in the first quarter of fiscal 2008. We expect our revenue to continue increasing as we continue to expand our sales and marketing teams to increase penetration of the U.S. PAD market and introduce new and improved products.
     We have applied EITF No. 00-21, Revenue Arrangements with Multiple Deliverables, the primary impact of which was to treat the Diamondback 360° as a single unit of accounting for initial customer orders. As such, revenues were deferred until the title and risk of loss of each Diamondback 360° component, consisting of catheters, guidewires, and a control unit, were transferred to the customer based on the shipping terms. Many initial shipments to customers also included a loaner control unit, which we provided, until the new control unit received clearance from the FDA and was subsequently available for sale. The loaner control units were company-owned property and we maintained legal title to these units. We recognized approximately $295,000 of revenue during the three months ended December 31, 2007 that previously had been classified as deferred revenue. The balance of deferred revenue was $1.1 million as of December 31, 2007, reflecting all component shipments to customers pending receipt of a customer purchase order and shipment of a new control unit. There was no deferred revenue balance at December 31, 2008 and no previously classified deferred revenue was recognized as revenue during the three months ended December 31, 2008.
     Cost of Goods Sold. Cost of goods sold increased by $2.0 million, or 89.4%, from $2.2 million for the three months ended December 31, 2007 to $4.2 million for the three months ended December 31, 2008. These amounts represent the cost of materials, labor and overhead for single-use catheters, guidewires and control units, and the increase reflects our increased sales. Cost of goods sold for the three months ended December 31, 2008 and 2007 includes $100,000 and $42,000, respectively, for stock-based compensation. We expect that cost of goods sold as a percentage of revenues will continue to decrease as we benefit from increased volume and related economies of scale.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $5.3 million, or 55.2%, from $9.6 million for the three months ended December 31, 2007 to $14.9 million for the three months ended December 31, 2008. The primary reasons for the increase included the continued building of our sales team, including commissions of $3.2 million, personnel expenses of $2.9 million, and selling expenses of $1.4 million; and significant consulting and professional services, contributing $538,000. Selling, general and administrative for the three months ended December 31, 2008 and 2007 includes $1.3 million and $4.5 million, respectively, for stock-based compensation. We expect our selling, general and administrative expenses to increase significantly due primarily to the costs associated with expanding our sales and marketing organization to further commercialize our products.
     Research and Development Expenses. Research and development expenses increased by $0.5 million, or 15.8%, from $3.0 million for the three months ended December 31, 2007 to $3.5 million for the three months ended December 31, 2008. Research and development spending increased as we continued projects to improve our product, such as the development of new control unit, shaft designs and crown designs. Research and development for the three months ended December 31, 2008 and 2007 includes $108,000 and $54,000, respectively, for stock-based compensation. As we continue to expand our product portfolio within the market for the treatment of peripheral arteries and leverage our core technology into the coronary market, we expect to incur research and development expenses at a similar rate at which we incurred them for the six months ended December 31, 2008, although quarterly fluctuations could occur based on timing of project expenditures.
     Interest Income. Interest income increased by $2.4 million, or 584.2%, from $419,000 for the three months ended December 31, 2007 to $2.9 million for the three months ended December 31, 2008. The increase was primarily due to the impact of recording the put option asset of $2.7 million on our auction rate securities. This was offset by lower average cash and cash equivalents and investment balances. Average cash and cash equivalent and investment balances were $7.9 million and $24.2 million for the three months ended December 31, 2008 and 2007, respectively.
     Interest Expense. Interest expense was $799,000 for the three months ended December 31, 2008. Interest expense was due to the change in the fair value of convertible preferred stock warrants of $179,000, amortization of debt discount of $472,000, and interest on outstanding debt facilities of $148,000. There was no interest expense during the three months ended December 31, 2007.
     Impairment on Investments. Impairment on investments was $2.2 million for the three months ended December 31, 2008. This was due to a $1.9 million decrease in the fair value of investments and also the recognition of $343,000 in a previously recorded other comprehensive loss. There was no impairment of investments during the three months ended December 31, 2007.

     Accretion of Redeemable Convertible Preferred Stock. Accretion of redeemable convertible preferred stock for the three months ended December 31, 2008 and 2007 was $3.0 million and $353,000, respectively. Accretion of redeemable convertible preferred stock reflects the change in estimated fair value of preferred stock at the balance sheet dates.
     Comparison of the Six Months Ended December 31, 2008 with Six Months Ended December 31, 2007
     Revenues. Revenues increased by $21.1 million, or 453.9%, from $4.6 million for the six months ended December 31, 2007 to $25.7 million for the six months ended December 31, 2008. This increase was attributable to sales of the Diamondback 360° and the related timing of FDA clearance which occurred in the first quarter of fiscal 2008.
     We have applied EITF No. 00-21, Revenue Arrangements with Multiple Deliverables, the primary impact of which was to treat the Diamondback 360° as a single unit of accounting for initial customer orders. As such, revenues were deferred until the title and risk of loss of each Diamondback 360° component, consisting of catheters, guidewires, and a control unit, were transferred to the customer based on the shipping terms. Many initial shipments to customers also included a loaner control unit, which we provided, until the new control unit received clearance from the FDA and was subsequently available for sale. The loaner control units were company-owned property and we maintained legal title to these units. We recognized $116,000 and $295,000, respectively, of revenue during the six months ended December 31, 2008 and 2007 that previously had been classified as deferred revenue. The balance of deferred revenue was $1.1 million as of December 31, 2007, reflecting all component shipments to customers pending receipt of a customer purchase order and shipment of a new control unit. There was no deferred revenue balance at December 31, 2008.
     Cost of Goods Sold. Cost of goods sold increased by $5.3 million, or 194.1%, from $2.7 for the six months ended December 31, 2007 to $8.0 million for the six months ended December 31, 2008. These amounts represent the cost of materials, labor and overhead for single-use catheters, guidewires and control units, and the increase reflects our increased sales. Cost of goods sold for the six months ended December 31, 2008 and 2007 includes $275,000 and $69,000, respectively, for stock-based compensation.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $18.2 million, or, 138.0%, from $13.2 million for the six months ended December 31, 2007 to $31.4 million for the six months ended December 31, 2008. The primary reasons for the increase included the continued building of our sales team, including commissions of $6.2 million, personnel expenses of $5.5 million, and selling expenses of $3.0 million; the building of our marketing team, contributing $1.7 million; and significant consulting and professional services, contributing $3.1 million, which includes $1.7 million in previously capitalized offering costs. Selling, general and administrative for the six months ended December 31, 2008 and 2007 includes $2.7 million and $4.8 million, respectively, for stock-based compensation.
     Research and Development Expenses. Research and development expenses increased by $2.1 million, or 33.2%, from $6.3 million during the six months ended December 31, 2007 to $8.4 million for the six months ended December 31, 2008. Research and development spending increased as we continued projects to improve our product, such as the development of a new control unit, shaft designs, crown designs, and coronary clinical trials. Research and development for the six months ended December 31, 2008 and 2007 includes $222,000 and $100,000, respectively, for stock-based compensation.
     Interest Income. Interest income increased by $2.4 million, or 390.9%, from $613,000 for the six months ended December 31, 2007 to $3.0 million for the six months ended December 31, 2008. The increase was primarily due to the impact of recording the put option asset of $2.7 million on our auction rate securities. This was offset by lower average cash and cash equivalents and investment balances. Average cash and cash equivalent and investment balances were $9.0 million and $22.9 million for the six months ended December 31, 2008 and 2007, respectively.
     Interest Expense. Interest expense increased by $810,000, or 375.0%, from $216,000 for the six months ended December 31, 2007 to $1.0 million for the six months ended December 31, 2008. The increase in interest expense was primarily due to the amortization of debt discount of $551,000, and interest on outstanding debt facilities of $309,000.
     Impairment on Investments. Impairment on investments was $2.2 million for the six months ended December 31, 2008. This was due to a $1.9 million decrease in the fair value of investments and also the recognition of $343,000 in a previously recorded other comprehensive loss. There was no impairment of investments during the six months ended December 31, 2007.

     Accretion of Redeemable Convertible Preferred Stock. Accretion of redeemable convertible preferred stock for the six months ended December 31, 2008 and 2007 was $3.0 million and $5.2 million, respectively. Accretion of redeemable convertible preferred stock reflects the change in estimated fair value of preferred stock at the balance sheet dates.
LIQUIDITY AND CAPITAL RESOURCES
          Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We had cash and cash equivalents of $6.4 million at December 31, 2008 and $7.6 million at June 30, 2008. During the six months ended December 31, 2008, net cash used in operations amounted to $20.3 million. As of December 31, 2008, we had an accumulated deficit of $143.7 million. We have historically funded our operating losses primarily from the issuance of common and preferred stock and convertible promissory notes. We have incurred negative cash flows and net losses since inception.
          As noted above, on November 3, 2008, we entered into an Agreement and Plan of Merger with Replidyne, Inc., a Delaware corporation, and Responder Merger Sub, Inc., a Minnesota corporation and wholly owned subsidiary of Replidyne Pursuant to the merger agreement, on the terms and conditions set forth therein, Responder Merger Sub, Inc. will be merged with and into our company, with our company surviving the merger as a wholly owned subsidiary of Replidyne. As a result of the merger, we would succeed to Replidyne’s current net assets, as defined in the merger agreement, which are currently assumed to be between $35.0 million and $37.0 million.
          In February 2008, we were notified that recent conditions in the global credit markets have caused insufficient demand for auction rate securities, resulting in failed auctions for $23.0 million of our auction rate securities held at December 31, 2008 and June 30, 2008. These securities are currently not liquid, as we have an inability to sell the securities due to continued failed auctions. On March 28, 2008, we obtained a margin loan from UBS Financial Services, Inc., the entity through which we originally purchased our auction rate securities, for up to $12.0 million, which was secured by the $23.0 million par value of our auction rate securities. The outstanding balance on this loan at June 30, 2008 was $11.9 million. On August 21, 2008, we replaced this loan with a margin loan from UBS Bank USA, which increased maximum borrowings available to $23.0 million. This maximum borrowing amount is not set forth in the written agreement for the loan and may be adjusted from time to time by UBS Bank in its sole discretion. The margin loan has a floating interest rate equal to 30-day LIBOR, plus 1.0%; however, interest expense charged on the loan will not exceed interest income earned on the auction rate securities. The loan is due on demand and UBS Bank will require us to repay it in full from the proceeds received from a public equity offering where net proceeds exceed $50.0 million. In addition, if at any time any of our auction rate securities may be sold, exchanged, redeemed, transferred or otherwise conveyed for no less than their par value, then we must immediately effect such a transfer and the proceeds must be used to pay down outstanding borrowings under this loan. The margin requirements are determined by UBS Bank but are not included in the written loan agreement and are therefore subject to change. From August 21, 2008, the date this loan was initially funded, through the date of this quarterly filing, the margin requirements included maximum borrowings, including interest, of $23.0 million. If these margin requirements are not maintained, UBS Bank may require us to make a loan payment in an amount necessary to comply with the applicable margin requirements or demand repayment of the entire outstanding balance. We have maintained the margin requirements under the loans from both UBS entities. The outstanding balance on this loan at December 31, 2008 was $22.7 million.
          In addition, on September 12, 2008, we entered into a loan and security agreement with Silicon Valley Bank with maximum available borrowings of $13.5 million. The agreement includes a $3.0 million term loan, a $5.0 million accounts receivable line of credit, and two term loans for an aggregate of $5.5 million that are guaranteed by certain of our affiliates. The terms of each of these loans are as follows:
•	The $3.0 million term loan has a fixed interest rate of 10.5% and a final payment amount equal to 3.0% of the loan amount due at maturity. This term loan has a 36 month maturity, with repayment terms that include interest only payments during the first six months followed by 30 equal principal and interest payments. This term loan also includes an acceleration provision that requires us to pay the entire outstanding balance, plus a penalty ranging from 1.0% to 6.0% of the principal amount, upon prepayment or the occurrence and continuance of an event of default. As part of the term loan agreement, we granted Silicon Valley Bank a warrant to purchase 13,000 shares of Series B redeemable convertible preferred stock at an exercise price of $9.25 per share. This warrant was assigned a value of $75,000 for accounting purposes, is immediately exercisable, and expires ten years after issuance. The balance outstanding on the term loan at December 31, 2008 was $3.0 million.

•	The accounts receivable line of credit has a two year maturity and a floating interest rate equal to the prime rate, plus 2.0%, with an interest rate floor of 7.0%. Interest on borrowings is due monthly and the principal balance is due at maturity. Borrowings on the line of credit are based on 80% of eligible domestic receivables, which is defined as receivables aged less than 90 days from the invoice date along with specific exclusions for contra-accounts, concentrations, and government receivables. Accounts receivable receipts are deposited into a lockbox account in the name of Silicon Valley Bank. The accounts receivable line of credit is subject to non-use fees, annual fees, cancellation fees, and maintaining a minimum liquidity ratio. There was no balance outstanding on the line of credit at December 31, 2008.

•	One of the guaranteed term loans is for $3.0 million and the other guaranteed term loan is for $2.5 million, each with a one year maturity. Each of the guaranteed term loans has a floating interest rate equal to the prime rate, plus 2.25%, with an interest rate floor of 7.0% (effective rate of 7.0% at December 31, 2008). Interest on borrowings is due monthly and the principal balance is due at maturity. One of our directors and shareholders and two entities who hold preferred shares and are also affiliated with two of our directors agreed to act as guarantors of these term loans. In consideration for guarantees, we issued the guarantors warrants to purchase an aggregate of 458,333 shares of our common stock at an exercise price of $6.00 per share. The balance outstanding on the guaranteed term loans at December 31, 2008 was $5.5 million (excluding debt discount of $1.3 million).
The guaranteed term loans and common stock warrants were allocated using the relative fair value method. Under this method, we estimated the fair value of the term loans without the guarantees and calculated the fair value of the common stock warrants using the Black-Scholes method. The relative fair value of the loans and warrants were applied to the loan proceeds of $5.5 million resulting in an assigned value of $3.7 million for the loans and $1.8 million for the warrants. The assigned value of the warrants of $1.8 million is treated as a debt discount and amortized over the one year maturity of the loan.
          Borrowings from Silicon Valley Bank are secured by all of our assets, other than our auction rate securities and intellectual property, and the investor guarantees. The borrowings are subject to prepayment penalties and financial covenants, and our achievement of minimum monthly net revenue goals. Any non-compliance by us under the terms of our debt arrangements could result in an event of default under the Silicon Valley Bank loan, which, if not cured, could result in the acceleration of this debt. Repayment terms of these borrowings include $6.4 million due in less than one year, and $2.1 million due in one to three years.
          Based on current operating levels, combined with limited capital resources, financing our operations will require that we either complete the merger with Replidyne or raise additional equity or debt capital prior to or during the quarter ending September 30, 2009. If we fail to complete the merger with Replidyne or raise sufficient equity or debt capital, management would implement cost reduction measures, including workforce reductions, as well as reductions in overhead costs and capital expenditures. These factors raise substantial doubt about our ability to continue as a going concern. Our independent registered public accountants have included an explanatory paragraph in their report for our fiscal year ended June 30, 2008 with respect to our ability to continue as a going concern.
          The reported changes in cash and cash equivalents and investments for six months ended December 31, 2008 and 2007 are summarized below.
          Cash and Cash Equivalents. Cash and cash equivalents was $6.4 million and $7.6 million at June 30, 2008 and December 31, 2008, respectively.
          Investments. Investments were $19.5 million and $21.7 million at December 31, 2008 and June 30, 2008, respectively.
          Our investments include AAA rated auction rate securities issued primarily by state agencies and backed by student loans substantially guaranteed by the Federal Family Education Loan Program, or FFELP. The federal government insures loans in the FFELP so that lenders are reimbursed at least 97% of the loan’s outstanding principal and accrued interest if a borrower defaults. Approximately 99.2% of the par value of our auction rate securities is supported by student loan assets that are guaranteed by the federal government under the FFELP.
          In February 2008, we were informed that there was insufficient demand for auction rate securities, resulting in failed auctions for $23.0 million of our auction rate securities held at December 31, 2008 and June 30, 2008. Currently, these affected securities are not liquid and will not become liquid until a future auction for these investments is successful, they are redeemed by the issuer, they mature, or they are repurchased by UBS. As a result, at December 31, 2008 and June 30, 2008, we have classified the fair value of our auction rate securities as a long-term asset. We determined the fair value of our auction rate securities with the assistance of ValueKnowledge LLC, an independent third party valuation firm, which utilized various valuation methods and considered, among other factors, estimates of present value of the auction rate securities based upon expected cash flows, the likelihood and potential timing of issuers of the auction rate securities exercising their redemption rights at par value, the likelihood of a return of liquidity to the market for these securities and the potential to sell the securities in secondary markets.
          On November 7, 2008, we accepted an offer from UBS AG (“UBS”), providing rights related to our auction rate securities (the “Rights”). The Rights permit us to require UBS to purchase our auction rate securities at par value, which is defined for this purpose as the liquidation preference of the auction rate securities plus accrued but unpaid dividends or interest, at any time during the period of June 30, 2010 through July 2, 2012. Conversely, UBS has the right, in its discretion, to purchase or sell our auction rate securities at any time until July 2, 2012, so long as we receive payment at par value upon any sale or disposition. We expect to sell our auction rates securities under the Rights. However, if the Rights are not exercised before July 2, 2012 they will expire and UBS will have no further rights or obligation to buy our auction rate securities. So long as we hold auction rate securities, they will continue to accrue interest as determined by the auction process or the terms of the auction rate securities if the auction process fails.
          For additional discussion of liquidity issues relating to our auction rate securities, see “Qualitative and Quantitative Disclosures About Market Risk.”
          Operating Activities. Net cash used in operating activities was $20.3 million and $15.3 million for the six months ended December 31, 2008 and 2007, respectively. For the six months ended December 31, 2008 and 2007, we had a net loss of $22.4 million and $17.2 million, respectively. Changes in working capital accounts also contributed to the net cash used in the six months ended December 31, 2008 and 2007.
          Investing Activities. Net cash used in investing activities was $629,000 and $17.1 million for the six months ended December 31, 2008 and 2007, respectively. For the six months ended December 31, 2007, we purchased investments in the amount of $27.3 million. For the six months ended December 31, 2007, we sold investments in the amount of $10.8 million. The balance of cash used in investing activities primarily related to the purchase of property and equipment. Purchases of property and equipment used cash of $428,000 and $438,000 for the six months ended December 31, 2008 and 2007, respectively.
          Financing Activities. Net cash provided by financing activities was $19.8 million and $31.6 million in the six months ended December 31, 2008 and 2007, respectively. Cash provided by financing activities during these periods included:
•	issuance of common stock warrants of $1.8 million during the six months ended December 31, 2008;

•	proceeds from long-term debt of $17.9 million during the six months ended December 31, 2008;

•	exercise of stock options and warrants of $374,000 and $1.4 million during the six months ended December 31, 2008 and 2007, respectively; and

•	net proceeds from the issuance of convertible preferred stock of $30.3 million in the six months ended December 31, 2007
          Cash used in financing activities in these periods included:
•	Payment of long-term debt of $411,000 during the six months ended December 31, 2008
          Our future capital requirements will depend on many factors, including our sales growth, market acceptance of our existing and future products, the amount and timing of our research and development expenditures, the timing of our introduction of new products, the expansion of our sales and marketing efforts and working capital needs. We expect our long-term liquidity needs to consist primarily of working capital and capital expenditure requirements. Based on current operating levels, combined with limited capital resources, financing our operations will require that we either complete the merger with Replidyne or raise additional equity or debt capital prior to or during the quarter ending September 30, 2009. If the merger is not consummated or we are unable to raise additional debt or equity financing on terms acceptable to us, there will continue to be substantial doubt about our ability to continue as a going concern. If we are unable to obtain additional financing or successfully market our products on a timely basis, we would need to slow our product development, sales, and marketing efforts and may be unable to continue our operations.

INFLATION
We do not believe that inflation has had a material impact on our business and operating results during the periods presented.
OFF-BALANCE SHEET ARRANGEMENTS
Since inception, we have not engaged in any off-balance sheet activities as defined in Item 303(a)(4) of Regulation S-K.
RECENT ACCOUNTING PRONOUNCEMENTS
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop these assumptions. On February 12, 2008, the FASB issued FASB Staff Position, or FSP, FAS 157-2, Effective Date of FASB Statement No. 157, or FSP FAS 157-2. FSP FAS 157-2 defers the implementation of SFAS No. 157 for certain nonfinancial assets and nonfinancial liabilities. The portion of SFAS No. 157 that has been deferred by FSP FAS 157-2 will be effective for us beginning in the first quarter of fiscal year 2010. SFAS No. 157 was adopted for financial assets and liabilities on July 1, 2008 and did not have a material impact on our financial position or consolidated results of operations during the six months ended December 31, 2008.
     In October 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active. FSP SFAS No. 157-3 clarifies the application of SFAS No. 157, which we adopted for financial assets and liabilities on July 1, 2008, in situations where the market is not active. We have considered the guidance provided by FSP SFAS No. 157-3 in our determination of estimated fair values as of December 31, 2008.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 was adopted on July 1, 2008 and did not have a material impact on our financial position or consolidated results of operations during the six months ended December 31, 2008, except that the acceptance of the rights offer from UBS, as described above, resulted in a put option with a fair value of $2.7 million.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. The revised standards continue the movement toward the greater use of fair values in financial reporting. SFAS 141(R) will significantly change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods including the accounting for contingent consideration. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141(R) and SFAS 160 are effective for fiscal years beginning on or after December 15, 2008 with SFAS 141(R) to be applied prospectively while SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. Early adoption is prohibited for both standards. We are currently evaluating the impact of these statements, but expect that the adoption of SFAS No. 141(R) will have a material impact on how we will identify, negotiate, and value any future acquisitions and a material impact on how an acquisition will affect our consolidated financial statements, and that SFAS No. 160 will not have a material impact on our financial position or consolidated results of operations.
PRIVATE SECURITIES LITIGATION REFORM ACT
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Such “forward-looking” information is included in this Form 10-Q, including Item 2 of Part I, and in other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company). Forward-looking statements include all statements based on future expectations. This Form 10-Q contains forward-looking statements that involve risks and uncertainties, including those relating to the closing of the proposed merger with Replidyne; the anticipated conversion ratio in the merger; the anticipated net assets of Replidyne at closing; the anticipated share ownership of our shareholders and Replidyne’s stockholders in the combined company following the merger; the anticipated benefits of the transaction (including the sufficiency of Replidyne’s net assets to sustain our cash needs); our expectation that our losses will continue; our plans to continue to expand our sales and marketing efforts, conduct research and development and increase our manufacturing capacity to support anticipated future growth; the expected benefits of the Rights from UBS; our expectation of increased revenue, selling, general and administrative expenses and research and development expenses and decreased cost of goods sold as a percentage of revenues; and the sufficiency of our current and anticipated financial resources. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on their interpretation of currently available information.
These statements involve known and unknown risks, uncertainties and other factors that may cause our results or our industry’s actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. These factors include the outcome of the shareholder votes for the proposed merger with Replidyne; the outcome of Replidyne’s efforts to wind up its business (including the disposition of its research pipeline programs); Replidyne’s actual net assets at the closing of the merger; the number of outstanding shares of CSI and Replidyne immediately prior to the closing of the merger; regulatory developments in the U.S. and foreign countries; the experience of physicians regarding the effectiveness and reliability of the Diamondback 360º; competition from other devices; unanticipated developments affecting our estimates regarding expenses, future revenues and capital requirements; our inability to expand our sales and marketing organization and research and development efforts; the sufficiency of UBS’s financial resources to purchase our auction rate securities; our ability to obtain and maintain intellectual property protection for product candidates; and our actual financial resources. These and additional risks and uncertainties are described more fully in our Form 10 filed with the Securities and Exchange Commission on December 17, 2008, Replidyne’s Form S-4 filed with the SEC on January 26, 2009, and Replidyne’s most recent Form 10-Q filed with the SEC. Copies of filings made with the SEC are available through the SEC’s electronic data gathering analysis and retrieval system (EDGAR) at www.sec.gov.
You should read these risk factors and the other cautionary statements made in this Form 10-Q as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q. We cannot assure you that the forward-looking statements in this Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. You should read this Form 10-Q completely. Other than as required by law, we undertake no obligation to update these forward-looking statements, even though our situation may change in the future.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk or availability. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and investments in a variety of marketable securities, including money market funds and U.S. government securities. Our cash and cash equivalents as of December 31, 2008 include liquid money market accounts. Due to the short-term nature of these investments, we believe that there is no material exposure to interest rate risk.
     Our investments include AAA rated auction rate securities (ARS) issued primarily by state agencies and backed by student loans substantially guaranteed by the Federal Family Education Loan Program, or FFELP. The federal government insures loans in the FFELP so that lenders are reimbursed at least 97% of the loan’s outstanding principal and accrued interest if a borrower defaults. Approximately 99.2% of the par value of our ARS is supported by student loan assets that are guaranteed by the federal government under the FFELP.
     Our ARS are debt instruments with a long-term maturity and with an interest rate that is reset in short intervals, primarily every 28 days, through auctions. Conditions in the global credit markets have prevented us from liquidating our holdings of ARS because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed by the issuer or they mature.
     In February 2008, we were informed that there was insufficient demand for ARS, resulting in failed auctions for $23.0 million of our ARS held at December 31, 2008 and June 30, 2008. Currently, these affected securities are not liquid and will not become liquid until a future auction for these investments is successful or they are redeemed by the issuer or they mature. As a result, at December 31, 2008 and June 30, 2008, we classified the fair value of the ARS as a long-term asset. Interest rates on all failed ARS were reset to a temporary predetermined “penalty” or “maximum” rate. These maximum rates are generally limited to a maximum amount payable over a 12 month period equal to a rate based on the trailing 12-month average of 90-day treasury bills, plus 120 basis points. These maximum allowable rates range from 2.7% to 4.0% of par value per year. We have collected all interest due on our ARS and have no reason to believe that we will not collect all interest due in the future. We expect to receive the principal associated with our ARS upon the earlier of a successful auction, their redemption by the issuer or their maturity. All ARS held by us continue to be AAA rated subsequent to the failed auctions that began in February 2008.
     At December 31, 2008, we concluded that no weight should be given to the value indicated by the secondary markets for student loan backed ARS similar to those we hold because these markets have very low transaction volumes and consist primarily of private transactions with minimal disclosure and transactions may not be representative of the actions of typically- motivated buyers and sellers and we do not currently intend to sell in the secondary markets. However, we did consider the secondary markets for certain mortgage-backed securities to estimate the market yields attributable to our ARS, but determined that these secondary markets do not provide a sufficient basis of comparison for the ARS that we hold and, accordingly, attributed no weight to the values of these mortgage-backed securities indicated by the secondary markets. The value of these rights were not included in the fair value of our ARS but rather recognized as a free standing asset separate from our ARS.
     At December 31, 2008, we concluded that no weight should be given to the likelihood and potential timing of issuers of the ARS exercising their redemption rights at par value based on low issuer call activity, so we attributed a weight of 100.0% to estimates of present value of the ARS based upon expected cash flows. The attribution of weights to the valuation factors required the exercise of valuation judgment. The selection of a weight of 100.0% attributed to the present value of the ARS based upon expected cash flows reflects the expectation that no certainty exists regarding how the ARS will be eventually converted to cash and this methodology represents the fair value today of a future conversion of the ARS to cash. To derive estimates of the present value of the ARS based upon expected cash flows, we used the securities’ expected annual interest payments, ranging from 1.3% to 5.3% of par value, representing estimated maximum annual rates under the governing documents of the ARS; annual market interest rates, ranging from 5.2% to 6.4%, based on observed traded, state sponsored, taxable certificates rated AAA or lower and issued between December 1 and December 30, 2008; certain mortgage-backed securities and indices; and a range of expected terms to liquidity.
     Our weighting of the valuation methods as of December 31, 2008 indicates an implied term to liquidity of approximately five years. The implied term to liquidity of approximately five years is a result of considering a range in possible timing of the various scenarios that would allow a holder of the ARS to convert the ARS to cash ranging from zero to ten years, with the highest probability assigned to five years. From mid-September 2008, UBS began to provide loans at no cost to its clients for the par value of their ARS holdings. In addition, UBS has also committed to provide liquidity solutions to institutional investors and has agreed to purchase all or any of a remaining $10.3 billion in ARS at par value from its institutional clients beginning June 30, 2010.
     On November 7, 2008, we accepted an offer from UBS AG (“UBS”), providing rights related to our ARS (the “Rights”). The Rights permit us to require UBS to purchase our ARS at par value, which is defined for this purpose as the liquidation preference of the ARS plus accrued but unpaid dividends or interest, at any time during the period of June 30, 2010 through July 2, 2012. Conversely, UBS has the right, in its discretion, to purchase or sell our ARS at any time until July 2, 2012, so long as we receive payment at par value upon any sale or disposition. We expect to sell our ARS under the Rights. However, if the Rights are not exercised before July 2, 2012 they will expire and UBS will have no further rights or obligation to buy our ARS. So long as we hold ARS, they will continue to accrue interest as determined by the auction process or the terms of the ARS if the auction process fails.
     UBS’s obligations under the Rights are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Rights. Furthermore, UBS will only purchase up to an aggregate of $10.3 billion in ARS from its institutional clients. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Rights.
     Prior to accepting the UBS offer, we recorded ARS as investments available-for-sale. We recorded unrealized gains and losses on available-for-sale securities in accumulated other comprehensive income in the shareholders’ deficiency section of the balance sheet. Realized gains and losses were accounted for on the specific identification method.
     In connection with our acceptance of the UBS offer in November 2008, resulting in our right to require UBS to purchase ARS at par value beginning on June 30, 2010, we transferred the ARS from investments available-for-sale to trading securities in accordance with SFAS 115. The transfer to trading securities reflects management’s intent to exercise its put option during the period June 30, 2010 to July 3, 2012. Prior to our agreement with UBS, our intent was to hold the ARS until the market recovered. At the time of transfer, the unrealized loss on our ARS was $343,000. This unrealized loss was included in accumulated other comprehensive income (loss). Upon transfer to trading securities, we immediately recognized a loss of $343,000, included in impairment on investments, for the amount of the unrealized loss not previously recognized in earnings.
     In addition to the valuation procedures described above, we considered (i) our current inability to hold these securities for a period of time sufficient to allow for an unanticipated recovery in fair value based on our current liquidity, history of operating losses, and management’s estimates of required cash for continued product development and sales and marketing expenses, and (ii) failed auctions and the anticipation of continued failed auctions for all of our ARS.
     Based on the factors described above, we recorded an impairment loss for the three and six months ended December 31, 2008 of $2.2 million, which includes $343,000 of an unrealized loss not previously recognized in earnings We continue to monitor the market for ARS and consider its impact (if any) on the fair market value of investments. If the market conditions deteriorate further, we may be required to record additional unrealized losses in earnings, offset by corresponding increases in the put option.
ITEM 4T. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
           Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officers, are responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officers have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of December 31, 2008. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the Certifying Officers have concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
          There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 1A. RISK FACTORS
          In addition to the other information set forth in this report, including the important information in “Private Securities Litigation Reform Act,” you should carefully consider the “Risk Factors” discussed in our Registration Statement on Form 10 filed with the Securities and Exchange Commission. Those factors, if they were to occur, could cause our actual results to differ materially from those expressed in our forward-looking statements in this report, and materially adversely affect our financial condition or future results. Although we are not aware of any other factors that we currently anticipate will cause our forward-looking statements to differ materially from our future actual results, or materially affect the Company’s financial condition or future results, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial might materially adversely affect our actual business, financial condition and/or operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          During the quarterly period ended December 31, 2008, we sold an aggregate of 14,125 shares of common stock pursuant to the exercise of warrants with an exercise price of $5.00 per share. These sales were made in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).
          We also sold an aggregate of 63,000 shares of common stock pursuant to the exercise of stock options having an exercise price of $5.00 per share, and the board of directors granted an aggregate of 36,697 shares of our common stock to certain of our employees in the form of restricted stock awards under our 2007 Equity Incentive Plan. These grants and sales were made in reliance on Section 4(2) of the Securities Act and Rule 701 under the Securities Act.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
          As noted above, on November 7, 2008, we accepted an offer from UBS AG providing rights (the “Rights”) related to our auction rate securities (“ARS”). The Rights permit us to require UBS to purchase our ARS at any time during the period of June 30, 2010 through July 2, 2012. Conversely, UBS has the right, in its discretion, to purchase or sell our ARS at any time until July 2, 2012, so long as we receive payment at par value upon any sale or disposition. If the Rights are not exercised before July 2, 2012 they will expire and UBS will have no further rights or obligation to buy our ARS. A copy of our acceptance of the offer has been filed herewith as Exhibit 10.1.
          Effective February 13, 2009, we entered into Amendment No. 5 to the Stockholders Agreement dated July 19, 2006 with certain of our shareholders. The purpose of this amendment was to appoint David L. Martin and Laurence L. Betterley as representatives of the parties to the Stockholders Agreement for purposes of filing any and all reports required to be filed under Section 13 of the Securities Exchange Act of 1934, as amended, by such parties as a group as a consequence of their being parties to the Stockholders Agreement. A copy of the amendment has been filed herewith as Exhibit 10.2.
ITEM 6. EXHIBITS
(a)      Exhibits — See Exhibit Index on page following signatures

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 13, 2009	CARDIOVASCULAR SYSTEMS, INC.

	By	/s/ David L. Martin

David L. Martin
President and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Laurence L. Betterley

Laurence L. Betterley
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX
CARDIOVASCULAR SYSTEMS, INC.
FORM 10-Q

Exhibit No.	Description

**10.1	Acceptance of offer from UBS relating to auction rate securities, dated November 7, 2008.

**10.2	Amendment No. 5 to Stockholders Agreement, dated February 13, 2009.

**31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	Filed herewith